Form 10-K
period 1995-03-31
DECORA INDUSTRIES INC
filed 1995-07-11
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549
                           _________________________

                                  FORM   10-K

                           _________________________


/ X / Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

/   /        Transition report pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 (no fee required)

             For the fiscal year ended March 31, 1995.

                  Commission File Number:       0-016072
                                              ------------

                            DECORA INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                                                  68-0003300

(State or other jurisdiction of incorporation                          (I.R.S. Employer Identification No.)
 or organization)

1 Mill Street
Fort Edward, New York                                                                   12828
(Address of principal executive offices)                                              (Zip Code)

(Registrant's telephone number, including area code)                                (518) 747-6255


          Securities registered pursuant to Section 12(b) of the Act:

                                                                                 Name of each exchange
Title of Each Class                                                                on which registered
- -------------------                                                              -----------------------
        None                                                                              None


          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $ .01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes     X          No
                               ------           ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


                         Yes     X          No
                              ------            ------

As of June 28, 1995, the Registrant had 30,717,737 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates as of June 28, 1995, was approximately $29,511,640 based on the average of the closing bid and asked prices on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE


Certain exhibits filed to the following are incorporated by reference in Part IV
- - Exhibits, Financial Statement Schedules and Reports on Form 8-K hereof (See Exhibit list on Page 32):

         (1)       Report on Form 10-K for the fiscal year ended March 31, 1988.

         (2)       Report on Form 8-K dated April 18, 1990.

         (3)       Report on Form 8-K dated April 6, 1992.

         (4)       Report on Form 10-K for the fiscal year ended March 31, 1992.

         (5)       Report on Form 8-K dated November 5, 1992.

         (6)       Report on Form 8-K dated April 19, 1993.

         (7)       Report on Form 10-K for the fiscal year ended March 31, 1993.

         (8)       Report on Form 10-K for the fiscal year ended March 31, 1994.

         (9)       Report on Form 10-Q for the fiscal quarter ended December
                   31, 1994.

         (10)      Report on Form 8-K dated March 2, 1995.

                                     PART I
ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

Decora Industries, Inc. (the "Company" or "Decora"), a holding company, is a Delaware corporation operating through its primary subsidiary, Decora, Incorporated ("Decora Manufacturing"). The main emphasis of the Company is the development, manufacture and sale of self-adhesive consumer decorative products and of specialty industrial products, utilizing its proprietary pressure-sensitive, self-adhesive, release and protective coating technologies. In April 1994, the Company made the decision to sell the operations of ComTel Industries, Inc. ("ComTel"), a full service telecommunications company which manufactured, sold and serviced new and used telephone equipment and accessories (see "Discontinued Operation" below).

HISTORY OF THE COMPANY

The Company, as presently structured, is the result of a 1988 change in control effected by a group of investors who completed a management change and new strategic plan. In March 1992, the Company, formerly named Utilitech, Incorporated, changed its name to reflect the strategic decision of management to place future emphasis on consumer decorative products as well as specialized industrial products derived from its coating, laminating, adhesive and release technologies. In 1988, the Company was a diversified holding company with a number of subsidiaries operating various businesses, including industrial lighting, utility repair, utility software, and pipe manufacture. Management evaluated these businesses and determined that the majority of these businesses either did not possess sufficient growth potential or did not fit with the Company's strategic direction. From late 1989 to 1990, the Company engaged in the divestiture of these entities and meanwhile sought other opportunities.

On April 18, 1990, the Company acquired the assets of the Decora Division of United Merchants and Manufacturers, Inc. (a NYSE company). Decora Manufacturing has been in business since 1945 and was the originator of the pressure-sensitive, stylized, decorative covering material bearing the brand name Con-Tact(R). Concurrent with the acquisition, Decora Manufacturing entered into a five-year manufacturing and distribution agreement (the "Manufacturing Agreement") with Rubbermaid Incorporated ("Rubbermaid") which has since been extended to 1999, whereby decorative self-adhesive vinyl and textile products are exclusively manufactured for and distributed by Rubbermaid under their Con-Tact(R), Fabri-Art(TM), and Kid Scapes(TM) brand names. The Con-Tact(R) manufacturing and adhesive technology and trademark were originally developed and owned by Decora Manufacturing and in the 1950's enabled Decora Manufacturing to establish its market leadership position in the industry. Decora Manufacturing has continued to invest in and improve the coating and adhesive technology involved in the manufacture of these products, and in conjunction with the development of its Wearlon(R) technology, has recently developed a new group of proprietary products for Rubbermaid and for new strategic partners.

In May 1988 the Company acquired ComTel (then known as Utility Marketing and Development Corporation), a privately held, fully integrated telecommunications enterprise - installing, refurbishing and servicing new and used telecommunications equipment and systems. In July 1990 and September 1991, respectively ComTel's 80%-owned subsidiary, ComTel Metals, Inc., acquired the Siemens-Stromberg Carlson ("SSC") metal manufacturing divisions in El Paso, Texas and Sanford, Florida. The purchases included 5-year supply contracts for all metal parts required to produce SSC's line of central office equipment. In December 1993, ComTel entered into a purchase and service support agreement with Fujitsu Business Communications Systems to provide secondary market support for Fujitsu's Focus 960 telecommunications switching system. As a result of its desire to focus resources on its core Decora Manufacturing subsidiary, in April 1994, the Company made the decision to sell the operations of ComTel. The ComTel business has now been disposed of (see "Discontinued Operations" below).

In December 1989, the Company, in a leveraged acquisition acquired all of the stock of Yorkville Industries, Inc. ("Yorkville"), a nationwide distributor of specialty light bulbs and lighting products which was then severely undercapitalized. The Company at that time had another lighting subsidiary and intended to expand its lighting business. The Company intended to raise significant working capital by selling Yorkville's real estate holdings and creating liquidity for working capital purposes. Following the acquisition, the planned turnaround was not viable due to a continuing severe shortage of capital caused in large measure by the recissionary drastic decrease in the value of the real estate as well as reduced demand for Yorkville's products due primarily to the recession. Yorkville continued to incur substantial losses. After reviewing the deteriorating financial condition of Yorkville, and its overall business and growth plan, the Company discontinued substantially all of the operations of Yorkville and completed the liquidation of assets as of June 1992.


NARRATIVE DESCRIPTION OF THE BUSINESS

GENERAL

Decora Industries, Inc. is a holding company operating through its subsidiary, Decora Manufacturing. The Company provides complete management oversight to its subsidiaries including the direction of strategic planning, financing and business development. The "Company" as used herein shall refer to the holding company and its subsidiary unless the context indicates otherwise.

Decora is in the business of developing, manufacturing and selling self-adhesive consumer decorative products and specialty industrial products. It develops and manufactures these products utilizing its proprietary pressure-sensitive adhesive and release technologies, including its technology known as Wearlon(R). At this time, 93% of the Company's revenues are for sales of its core ConTact(R) product and other decorative houseware products similar to ConTact(R) under a single contract with Rubbermaid. Following the acquisition in April 1990, management began to seek growth and diversification opportunities in order to complement Decora Manufacturing's mature core business. In the development of long-term growth strategies management's main focus has been:

     .       To maximize its strategic alliance with Rubbermaid and its outstanding consumer distribution network;

     .       To utilize its modular product components and technologies to create self-adhesive products for new applications and market segments;

     .       To establish additional strategic relationships for distribution of new products in segments and channels not served by Rubbermaid; and

     .       To compliment its consumer products with other applications and products for the industrial and coatings and substrates markets.

Significant resources have been invested in researching and initiating new product programs arising from the Company's base technology. The development program has resulted in a new generation of decorative consumer products including several for its core business with Rubbermaid as well as for other new strategic distributors for other market segments. Several new consumer products were introduced during this past fiscal year and the Company continues to invest in research efforts as well as in the commercialization and refinement of new products and the expansion of marketing relationships and distribution channels.

As a compliment to the Company's consumer products business, Decora also introduced new industrial release coating and coated substrate products based upon its Wearlon(R) adhesive and release coating technologies. These industrial products further broaden the Company's potential market opportunities.

PRODUCTS AND SERVICES - CONSUMER DECORATIVE PRODUCTS GROUP

Decora manufactures proprietary decorative self-adhesive products for sale into an increasing number of market segments including housewares, arts and crafts, wallcovering and hardware. Such products are produced with a modular system of varying substrates, coatings, finishes and packaging depending on the requirements of the application, distribution channel and end user. The Company's goal is to maximize this modular system through the development and sale of self-adhesive products for as many household applications and through as many market segments as possible.

The Company's traditional and primary consumer product is Con-Tact(R), a repositionable, self-adhesive, vinyl decorative covering material which is used for do-it-yourself shelf decorations, surface protection, arts and crafts and
other applications.   Con-Tact(R) is manufactured by Decora utilizing the
Company's proprietary and patented repositionable adhesive technology and is sold in roll form with a wide range of finishes including printed patterns, solid colors, clear vinyl and specialty metallics. All of Decora's Con-Tact(R) production is purchased by Rubbermaid under a recently renewed and expanded Manufacturing Agreement (the "New Manufacturing Agreement") which currently expires in 1999. Rubbermaid markets and sells Con-Tact(R) primarily in the housewares departments of mass merchandisers in the U.S., including WalMart, K-Mart, Target and others.

In addition to Con-Tact(R), Decora has developed several new products for distribution by Rubbermaid which are being sold to an increasing range of market segments. These include decorative self-adhesive Rubbermaid Borders for the wallcovering segment, FabriArt(TM) self-adhesive textiles for the arts and crafts segment, Kid

Scapes(TM) self-adhesive wall murals and borders for the juvenile segment, Con-Tact(R) Cushion foam shelf-liner for the housewares segment and Con-Tact(R) Ultra self-adhesive woodgrains for the hardware/Do-it-yourself ("DIY") segment.

Under the Manufacturing Agreement, Decora Manufacturing provides Rubbermaid with 100% of its worldwide product needs according to periodically negotiated pricing levels which are adjusted primarily based on changes in raw material costs and volume. Historically, product was shipped in jumbo roll form to Rubbermaid for finished packaging and distribution. The New Manufacturing Agreement allows Decora to market Rubbermaid's decorative products in certain international markets, to market its own line of decorative products in Europe and to now also perform the consumer packaging component of the manufacturing process.

In July 1994, Decora Manufacturing established a distribution relationship for its decorative products in Europe with the signing of a License Agreement with Friedola Debr. Holzapfel GmbH & Co. KG ("Friedola") under which Friedola purchases from Decora self-adhesive decorative products for exclusive distribution throughout western Europe. In conjunction with Friedola, the Company expanded product offering with a new range of decorative designs,
substrates and finishes.   The Europe line was introduced to the market at the
Heimtextil show in Frankfurt, Germany in January 1995. Following the initial introduction and initial consumer response, the product line is currently being refined and initial manufacturing inefficiencies are being addressed. Revenues are anticipated beginning at the end of calender 1995 when the relaunch is scheduled to begin. In addition to its European activities, the Company is also selling decorative products internationally to customers in South America and the Middle East.

Decora has also recently introduced new technology based products for the wallcovering and home decorating market. The Company has introduced self-adhesive thin film products based on a new, proprietary thin film technology (patents pending) developed over the last three years. These new decorative film products are very thin, yet durable and removable and printed in a variety of solid colors and decorative patterns. Sold in the form of accents or stencil-like products, they blend seamlessly onto most smooth or textured surfaces. The Company recently signed a long-term exclusive supply agreement with North American Decorative Products, Inc. ("Norwall"), a leading wallcovering manufacturer, for the manufacture and supply of such thin film decorative products to be sold by Norwall under the brand name Artworks(TM).

In addition to the thin film products, the Company has developed a patented system through which a conventional wallpaper substrate is converted into a stable, self-wound, self-adhesive, repositionable and removable wallcovering. Using Wearlon(R) and Decora's other adhesive and coating technologies, the Company believes this is a breakthrough for the wallcovering industry with significant market potential primarily in the area of decorative border products. In addition to the agreement with Norwall noted above, in June 1994, Decora signed an exclusive Licensing and Supply Agreement with Norwall, under which the Company will supply its self-adhesive wall covering system exclusively for Norwall's wallcovering products which are sold primarily through the mass merchants in North America. Both agreements with Norwall expire five years from the date of first successful commercial shipments and in order to maintain exclusivity, Norwall must purchase minimum volumes of such products from the Company over the life of the agreements. While issues related to the efficient large scale production of these new products continue to be addressed, the Company anticipates significant revenues to be generated from such products during the second half of fiscal 1996.

Management believes these new products and marketing efforts broaden Decora's potential consumer products revenue base beyond housewares and across new market segments such as hardware, paint and sundries, arts and crafts and wallcovering, both in the U.S. and internationally. During fiscal 1995, 93% of Decora's sales were to Rubbermaid, as opposed to 95% for the prior year. Decora plans to continually introduce new consumer products through its principal distributors and to pursue its growth plan both domestically and internationally.

PRODUCTS AND SERVICES - INDUSTRIAL PRODUCTS GROUP

In addition to its consumer decorative products, Decora has developed an industrial liquid coatings business which markets proprietary coatings under the Wearlon(R) brand name to the specialty industrial coatings market. The Company has recently embarked on a program of marketing such coatings for use in a wide range of applications in the specialty industrial coatings market. These unique non-stick, yet abrasion-resistant coatings are water-based and cure at room temperature, providing the industrial market with an environmentally friendly coating system for specialized applications. These include industrial maintenance applications such as machinery valves and clean rooms, marine maintenance and foul release, and specialized OEM product and process applications. The Company has established a sales network in North America, consisting of manufacturers representatives and qualified professional applicators through which the product is marketed for a variety of applications. To date, the coatings have been sold through this network on a limited basis for use in the automotive, marine, paper, petroleum and food processing industries.

The Company is also marketing Wearlon(R) on a direct basis to large potential end users including government agencies, utilities and OEM's where there are several ongoing pilot programs. Wearlon(R) is currently being tested by the U.S. Navy for marine applications as well as by several North American utility companies for Zebra mussel protection and friction reduction applications. In addition to these programs, in November 1994, the Company signed a License and Technology Development and Cooperation Agreement with The B.F. Goodrich Company for the development of specialty coatings for its various divisions utilizing Wearlon(R). The Company is actively engaged in research and development under this agreement.

As a result of the high performance nature of the coating and the costs associated with installing such coatings in large projects, testing for specific applications and any associated tailored product development takes many months and requires application refinements in response to testing results. As a result, revenue potential for Wearlon(R)-based specialty coatings is anticipated to develop over a longer time frame than is associated with new consumer decorative products. Although management continues to believe that liquid coating products hold significant opportunity for the Company, revenues from all coating products have not been material to Decora's overall business to date. The necessity of long-term evaluation and testing programs required for various technically oriented industrial applications and related long selling cycle result in a slower initial growth of revenue opportunities than is achievable with certain of the Company's consumer products.

In addition to the products summarized above, Decora's Industrial Products Group also markets various other products, including commercial laminating, coating and printing services and a line of high quality hazardous marking tapes and electrical tapes sold under Decora's Cobra(R) tradename.

For fiscal 1995, industrial products represented 2% of Decora's revenues. Ongoing technology development and commercialization efforts may generate additional revenues in the future both through its own direct development and selling efforts and through domestic and international strategic relationships.

MANUFACTURING

The majority of the products sold by Decora are produced at its facility in Fort Edward, New York. Management believes that the plant currently has available capacity which will be utilized in connection with the proposed expansion of existing and new decorative self-adhesive products and industrial products. The Company also utilizes outside suppliers when required for certain printing, coating and finishing purposes for which it does not have industrial capabilities. Management also anticipates making significant capital expenditures in the future in order to increase operating efficiencies and to add additional capacity as warranted by product demand and mix. The Company is currently spending significant capital on the addition of finished consumer packaging equipment to its Fort Edwards facility for its ConTact(R) product line pursuant to the New Manufacturing Agreement. The primary raw materials used in Decora Manufacturing's products are paper, vinyl, adhesives, inks, silicone and other chemicals. Decora uses two primary suppliers for its vinyl and relations with such suppliers are good. The Company believes that it has alternative sources of its significant and primary raw materials.

MARKETING, RESEARCH AND DEVELOPMENT

Decora's strategy for its consumer products is to develop and sell products and marketing programs through strategic partners with existing and significant distribution capabilities. Such distribution partners may have broad market impact such as Rubbermaid, or more focus in a particular market segment, such as the wallcovering manufacturer. Accordingly, for the majority of sales of product covered by the Manufacturing Agreement and other supply agreements, Decora does not incur what might otherwise be typical distribution, and selling expenses relating to consumer decorative products and has relied on the services of third party sales and marketing consultants when deemed necessary. The Company recently has increased internal sales and marketing efforts relative to the development of programs to be taken to market by its strategic partners. Establishment of distribution relationships for a new product is ordinarily a long term process because the distributor must become familiar with the new product and engage in testing prior to agreeing to the distribution of a new product. Of course, the product is often modified based upon response to pilot testing. The Company has taken a similar strategy for international sales of its Consumer Decorative Products as reflected by its new distributor agreement with Friedola. Initial sales to its European distributor began in the third quarter of fiscal 1995, although time and effort required to initiate market penetration is significant and significant revenues are not anticipated until the second half of fiscal 1996.

For its Industrial Products Group, Decora is pursuing varying marketing strategies for different markets. As noted above, for its industrial coatings, the Company has established a manufacturer's representative network in the U.S. and with this network has developed relationships with carefully selected professional applicators across the country to market and apply its Wearlon(R) coatings in industrial maintenance, OEM and marine applications. The Company is also actively pursuing opportunities for strategic relationships in other specific niche markets where Wearlon(R) coatings are believed by management to have the most potential, such as it has in the anti-graffiti and aviation markets. As described above, due to the nature of these products, the development process for the industrial products is expected to span a significant duration.

With regard to research and development, Decora maintains a small internal research group which has made significant progress in producing various new products based on Wearlon(R) and the rest of its proprietary adhesive and coating technologies. The majority of recent efforts have been placed on the refinement and enhancement of products already developed; however, that group also continues to focus its efforts on the pursuit of new consumer and industrial applications. In addition, the Company has been seeking other entities which have development expertise in certain niche areas to complement the Company's commercialization efforts such as B.F. Goodrich. This strategy will allow the Company to conserve its existing resources.

Since fiscal 1992, Decora has increased significantly its expenditures on marketing and product development as it seeks to expand its product lines through the commercialization of new products and technology in the consumer and industrial markets. While spending on pure research has declined during the period, total expenditures on marketing, research and product and process development amounted to approximately $3.5 million, $2.8 million and $2 million in fiscal 1995, 1994 and 1993, respectively. Management anticipates continued expenditures at the same or greater rate on products, program and process development while continuing to de-emphasize pure research as new distribution relationships are developed, new product applications and programs are explored and developed, and international marketing channels are opened. As new products have recently been commercialized, a portion of these resources have been invested on the development of strategic marketing relationships and distribution channels as preparation for expansion of production and sales activities (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

PROPRIETARY RIGHTS

Decora owns the rights to the pressure sensitive adhesive technology used in the manufacturing of Con-Tact(R) products, although the tradename is owned by Rubbermaid. In addition, it owns the Cobra(R) and Wearlon(R) tradenames and has recently been issued a patent on its new self-wound self-adhesive wallcovering product. The Company has also applied for tradename and patent protection for certain of its other new products including the protective and decorative thin film products and Wearlon(R) liquid coatings. Several of the Company's new products utilize Wearlon(R) technology as a component of their construction. Decora Manufacturing's rights to Wearlon(R) were formalized in fiscal 1991 and the technology is the result of more than a decade of research and development in adhesive and coating systems. Wearlon(R) includes a water based polymer which management believes is a breakthrough in coatings requiring extraordinary non-stick and slip-lubricity properties combined with excellent levels of resistance to corrosion, abrasion, chemicals and solvents.

It also provides the ability to control surface release characteristics across a broad spectrum for a variety of applications and cures at room temperature. The Company believes that its commercial position is enhanced by the patents it owns as well as the know-how and trade secrets it has developed and maintains. Decora has also applied for foreign protection for certain of its established and new technologies and has acquired certain trademark protection. In the interests of product development and establishment of a distribution network, certain of its technologies have been licensed to third parties. The Company has executed trade secret and confidentiality agreements with its licensees and others to protect its proprietary rights as part of its overall secrecy protection program.

CUSTOMERS

During fiscal 1995, sales to Rubbermaid represented 93% of Decora's revenues. Con-Tact(R), Fabri-Art(TM) and other related products are distributed through Rubbermaid on a nationwide basis to consumers in conjunction with the extensive product lines of Rubbermaid. The Company has also recently signed supply agreements with Norwall and Friedola both of which have the future potential of becoming significant contributors to Decora's business. Decora has approximately 50 customers in addition to Rubbermaid, Norwall and Friedola, primarily for its Industrial Products Group but also for international decorative product sales. Decora plans to develop strategic distribution relationships for its industrial products, similar to the relationship it has with Rubbermaid for its consumer products.

COMPETITION

Although Con-Tact(R) and associated products are not sold by Decora to the ultimate consumer, competition experienced by Rubbermaid affects the purchase requirements under the Manufacturing Agreement and Decora's ultimate revenues. Management believes that the Con-Tact(R) product dominates the U.S. market for its class of decorative material as well as miscellaneous end-use surface protection applications. There are several similar products, including a low cost shelf liner produced and sold by Rubbermaid, which, in Management's opinion, have not significantly penetrated the market. Management believes that Decora (and ultimately Rubbermaid) compete effectively on the basis of price and the superior quality of their product.

Domestic and international markets for self-adhesive decorative products and industrial coating products are very competitive with competitors who are larger and have more financial resources than the Company. Management believes that the formulation and performance characteristics of Wearlon(R)-based products are unique, and that the proprietary technology utilized in several new products may provide a competitive advantage in certain applications. Management intends to focus on such specific applications. Other than Con-Tact(R) sold in the U.S., Decora does not yet have any significant market share in its various other consumer decorative or industrial coating products.

SEASONALITY

Decora generally experiences higher earnings in its first two fiscal quarters due to the purchase requirements of Rubbermaid to meet late spring and late summer slightly seasonal demand for Con-Tact(R). There is no identified seasonality for Decora's other products.

EMPLOYEES

At May 31, 1995, the Company employed 172 people of which 169 were in Decora Manufacturing and three were employed in the Company's corporate office. One hundred and fifteen of Decora Manufacturing's employees are represented by a labor union. The contract with such union currently expires in April 1996. There have been no major work stoppages in recent years and the Company believes that its relations with its labor force are good.


DISCONTINUED OPERATIONS

COMTEL INDUSTRIES, INC.

In April 1994, the Company decided to sell the operations of its last non-core subsidiary, ComTel Industries, Inc. ("ComTel"), headquartered in Tampa, Florida. ComTel was a full service telecommunications company which manufactured, sold and serviced new and used telephone equipment and proprietary accessories. The first step in the plan to divest the operations was completed in June 1994 with the sale of ComTel's El Paso, Texas manufacturing operation to a third party. The second phase was completed on March 31, 1995 with the sale of the Secondary Market and Services Division which was headquartered in Tampa, Florida, and the final phase was completed with the sale of the remaining operation located in Sanford, Florida on June 14, 1995 (see "Management's Discussion and Analysis - Discontinued Operations").

ITEM 2.  PROPERTIES

Decora Manufacturing owns its 220,000 square foot facility located on approximately 12 acres in Fort Edward, New York. The Company's corporate headquarters are located within this facility.

Management of the Company believes that the facilities of the Company are adequate for present and foreseeable future needs including the addition of new consumer packaging operations in the facility.

ITEM 3.  LEGAL PROCEEDINGS

In May 1994, a complaint was filed by in the U.S. District Court, Eastern District of California, by Rudolph J. Burgin, a former employee of the Company's Elsco Lighting & Products, Inc. subsidiary prior to the Company's disposition of such entity. The complaint alleges various ERISA violations as
well as a failure to pay benefits and seeks unspecified damages.   The Company
has been in negotiations to resolve this matter and anticipates settling the claim by payment of his accrued contributions. The Company has reserved an estimated amount for this claim.

In June 1992, a complaint was filed against the Company's ComTel Metals, Inc. subsidiary in the 210th Judicial District Court of Texas, by a former employee of the subsidiary. The claim seeks damages stemming from the alleged wrongful termination of the plaintiff, although management believes that this claim has no merit. Trial is set for July 1995.

In July 1993, the Company's Decora Manufacturing subsidiary was notified by the Environmental Protection Agency ("EPA") that a site in which it disposed of hazardous waste has been named a Superfund site and that it is a potentially responsible party. It is likely that Decora Manufacturing will be required to contribute to the cost of cleanup of the site. The amount of such cleanup cost cannot be quantified at this time although the Company has reserved an estimated amount based upon available information.

The Company and its subsidiaries are defendants in other pending actions, which, in the opinion of management of the Company, are not material to the Company's financial condition or results of operations. Although no assurances can be given regarding the ultimate outcome of such matters, the Company has accrued amounts for defense and settlement costs which the Company considers adequate.

Pursuant to a court mandated settlement in July 1994 of an action filed in the Supreme Court of the State of New York relating to the purchase of the Company's former Yorkville subsidiary, the Company is obligated by the court order to the Former Yorkville Owners to file a registration statement for the purpose of registering shares worth $1,587,000. The deadline for the Company to have an effective registration statement was June 30, 1995. The Company filed a registration statement with the SEC, however it is not yet effective. While the shares were not registered by June 30, 1995, the Company has 20 days to cure such default and Management believes that such default does not create a default under the Company's other debt agreements. If the Company is unable to cure in the prescribed time, the Former Yorkville Owners may be entitled to enter a judgment in the amount of $1,587,000 against the Company. The SEC has not notified the Company when the Registration Statement may be effective.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 13, 1995, an annual shareholders meeting was held.

1. The following five persons were elected to the Board of Directors as follows:

     NATHAN HEVRONY:

     In favor:   24,193,864
     Against:       651,884
     Abstaining:       0

     ROGER GRAFFTEY-SMITH

     In Favor:   24,484,864
     Against:       360,884
     Abstaining:       0

     GABRIEL THOMAS

     In Favor:   24,484,851
     Against:       360,897
     Abstaining:       0

     STEPHEN VERCHICK

     In Favor:   24,484,851
     Against:       360,897
     Abstaining:       0

     RONALD ARTZER

     In Favor:   24,484,851
     Against:       360,897
     Abstaining:       0

2. Price Waterhouse LLP was ratified as the Company's independent auditors for fiscal year 1995 as follows:

     In Favor:   24,587,743
     Against:       195,840
     Abstaining:     62,165

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.


a.     MARKET INFORMATION

       The Company's Common Stock trades over the counter and is quoted on NASDAQ ("Small Cap"). The Company's Warrants, which were for the purchase of one share of Common Stock of the Company at a price of $3.75, previously traded in the same manner, but expired and ceased trading on April 15, 1993.


b.     STOCK PRICE INFORMATION

       The following table reflects inter-dealer quotations, without retail markup, markdown or commission, and may not necessarily represent actual transactions. The high and low range of the Common Stock and bid prices for the dates indicated have been provided by the National Quotation Bureau, Inc.

         COMMON STOCK
         ------------
                                                BID PRICES
                                                ----------
                                         HIGH               LOW
                                         ----               ---
Fiscal 1995:
   First Quarter                         1  5/16               5/16
   Second Quarter                        2  3/32            1  1/8
   Third Quarter                         1 13/32            1  7/16
   Fourth Quarter                        1  1/4               15/16

Fiscal 1994:
   First Quarter                         2  1/8             1  1/2
   Second Quarter                        2  1/32            1  7/16
   Third Quarter                         1  5/8             1  7/16
   Fourth Quarter                        1  9/16            1

Fiscal 1993:
   First Quarter                         2  1/8             1  1/4
   Second Quarter                        2 13/32            1  1/2
   Third Quarter                         2  3/8             1  7/16
   Fourth Quarter                        2  9/32            1  5/8


       On June 29, 1995, the closing bid and asked prices for the shares in the over-the-counter market were $1.06 and $1.09, respectively, as reported by the National Quotation Bureau, Inc. The Company has also authorized a class of preferred stock, although no shares of preferred stock have been issued.


c.     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK.

       There were 925 holders of record of Common Stock as of June 26, 1995.

d.     DIVIDENDS

       The Company has never paid a cash dividend and intends to retain earnings, if any, for use in its business. The Company's agreements with its lenders restrict the ability of the Company to pay cash dividends and the Company does not presently intend to pay any cash dividends on its Common Stock for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL INFORMATION.

The following selected financial data of the Company as to the five fiscal years ended March 31, 1995 are derived from the consolidated financial statements that have been audited by Price Waterhouse LLP as to all years.

The following table should be read in conjunction with the Company's financial statements and the notes thereto. None of the information in the table includes discontinued operations of the Company. See Note 3 of the financial statements. See also Item 7, "Management's Discussion and Analysis of Financial Condition".

                            DECORA INDUSTRIES, INC.

                            SELECTED FINANCIAL DATA
                    For the five years ended March 31, 1995

                      (In thousands except per share data)



                                                                    YEAR ENDED MARCH 31,
                                                 ---------------------------------------------------------
                                                 1995        1994         1993        1992          1991
                                                 ----        ----         ----        ----          ----
  STATEMENT OF OPERATIONS DATA:
  -----------------------------

  Revenues                                      $40,414     $39,955      $38,543     $40,751      $ 35,472

  Operating Income                                3,895       4,192        3,107       3,291         3,530

  Income (Loss) from Continuing
  Operations                                      2,408       1,629          623     (   428)       (  136)

  Income (Loss) from Discontinued
  Operations                                     (1,297)    ( 1,481)          68     ( 8,673)       (2,225)
                                                 -------    --------     --------    --------       -------

  Net Income (Loss)                              $1,111     $    148     $   691    ($ 9,101)     ($ 2,361)
                                                 =======    ========     ========   =========     =========

  Income (Loss) Per Share(1):


    Continuing Operations                       $  0.08     $   0.06    $   0.02    $      0       ($ 0.01)

    Discontinued Operations                     (  0.04)    (  0.05)        0.01     (  0.44)       ( 0.13)
                                                --------    --------     --------    --------       -------

    Income (Loss) Per Share(1)                  $  0.04     $  0.01      $  0.03     ($ 0.44)      ($ 0.14)
                                                ========    ========     ========    ========      ========

  BALANCE SHEET DATA:(3)
  ------------------

  Total Assets                                  $31,021     $30,023      $34,952     $34,165       $55,038

  Working capital (deficit)                     $   238     $    515    ($ 1,904)   ($ 5,605)     ($ 7,980)


  Long-term Obligations                         $18,163     $18,473      $18,883     $19,358       $22,033

  STOCKHOLDERS EQUITY:                          $ 4,396     $ 2,577      $ 1,666    ($ 2,838)      ($  431)
  --------------------

  Cash Dividends per common share(2)                $ 0         $ 0          $ 0         $ 0           $ 0

- -----------------------

(1) Includes shares issuable upon exercise of outstanding warrants and options to purchase Common Stock if their inclusion is dilutive.

(2) The Company does not anticipate paying cash dividends in the foreseeable future.

(3) Historical balance sheet data has not been restated for discontinued operations in years prior to the year in which the relevant measurement date occurred.

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

After an extensive period of product and market development utilizing the Company's proprietary Wearlon(R) coating and adhesives technologies, the Company's results of operations for the year ended March 31, 1995 reflect a change in product breadth and mix as well as customer and market diversification. The results also reflect initial start-up manufacturing costs and inefficiencies resulting from such new products and customer programs.
Such activities are discussed in more detail below. In April 1995 the Company signed an expanded exclusive manufacturing agreement with its largest customer, Rubbermaid, Inc. ( the "new Rubbermaid agreement") under which the Company will integrate additional decorative product manufacturing operations into its existing facilities. After the planned completion of the integration in July 1995 and the absorption of excess inventory levels created by the consolidation, these new operation are anticipated to increase the Company's revenues by approximately $7.5 million in the first full year of operation (see "Subsequent Events" below).

The Company's financial statements for the year ended March 31, 1995 also reflect completion of the divestiture of the operations of Company's last non-core subsidiary, ComTel Industries, Inc, as well as the restructuring and refinancing of debts and judgements primarily related to a previously discontinued Yorkville Industries operations. These significant transactions have all contributed to clarification of the Company's strategic direction and enhancement of its financial condition.

In April 1994, management decided to discontinue the operations of a second wholly-owned subsidiary, ComTel Industries, Inc. ("ComTel"). The divestiture plan was completed through the sale of ComTel's operations in three transactions, the last of which was completed on June 14, 1995. Cash proceeds from the sales of these operations (aggregating $1.9 million) were used to reduce the secured debt of the subsidiary. The operating losses for the divested business caused largely by its manufacturing operation which was the last part to be sold, and the net loss on disposal have been segregated and reported as a discontinued operation (see "Discontinued Operations" below).

On July 22, 1994, the Company completed a refinancing and settlement transaction which refinanced all of the past due debt and settlement obligations of the Parent Company including obligations to Chase Manhattan Bank ("Chase"), InterEast Capital Limited ("IECL"), the former owners of Yorkville (the "Former Yorkville Owners") and a former director. These obligations totaling $7,552,000 as of March 31, 1994, consisted of debt securities and previous settlements related primarily to the previously discontinued Yorkville operations. All of such obligations had become due and payable during fiscal 1994. The total amount due was settled for a combination of cash, securities and forgiveness of debt. The transaction included full releases from the former creditors with respect to all past obligations other than the pending registration and issuance of common stock to the Former Yorkville Owners (see
Note 13 to the financial statements and "Liquidity and Capital Resources").

RESULTS OF CONTINUING OPERATIONS

While revenues of the Company's operating subsidiary, Decora Manufacturing, grew slightly in the year just ended, the mix of such revenues changed as lower revenues from its mature core Con-Tact(R) housewares products and certain phased out industrial products were offset by increased sales of new products both to its largest customer, Rubbermaid and to new customers primarily in the walldecor and other self-adhesive decorative markets. The commercialization and full-scale manufacture of such new products, many of which incorporate the Company's Wearlon(R) technology, also resulted in non-recurring start-up costs and inefficiencies in the production of brand new processes which adversely affected the Company's overall profitability but which the Company believes have been reduced and will continue to be reduced during fiscal 1996. The Company also invested in increased sales and marketing costs related to the sale of such new products and the establishment of supply agreements with new customers which the Company anticipates will result in future increased sales and profitability.

FISCAL 1995 VS. FISCAL 1994 AND FORWARD LOOKING INFORMATION

Revenues of Decora Manufacturing increased by 1.1% or $459,000 from $39,955,000 in fiscal 1994 to $40,414,000 in fiscal 1995. Revenues from its traditional Con-Tact(R) product line decreased by 4.5% or $1,615,000 and discontinued industrial release liner product revenue decreased $850,000. These declines were off-set by a $2,054,000 increase in sales of recently introduced, and newly developed, self-adhesive products for Rubbermaid including Con-Tact(R) Ultra, Con-Tact(R) Cushion(TM) and Fabri-Art(TM) and a $1,105,000 increase of other consumer decorative products to other customers in the wallcovering and decorative markets including North American Decorative Products, Inc. ("Norwall") and Friedola Gebr. Holzapfel GmbH & Co. KG ("Friedola"). While not yet significant, sales of Wearlon(R) liquid coatings in the industrial maintenance market also increased over the prior year.

As a result of the new Rubbermaid agreement (see "Subsequent Events" below), the Company will consolidate into its facility additional processing operations previously performed by Rubbermaid with respect to its core product line beginning in fiscal 1996. Integration of the operations is scheduled for completion in July 1995 and is anticipated to generate approximately $7,500,000 of additional revenue during the first full year of operations. As a result of the consolidation of operations, such increase will be partially offset by absorption of excess inventory in the forms of work-in-process and finished goods owned by Rubbermaid in the Company's facility. Such absorption is anticipated to occur in the first and second quarters of fiscal 1996.

During the first quarter of fiscal 1995, Decora Manufacturing signed two five year exclusive license and supply agreements with Norwall for (a) proprietary coating and laminating services for the conversion of Norwall's standard wallcovering products into repositionable, removable, self-adhesive products and (b) the manufacture and supply of decorative thin film coordinated accents. These agreements contain minimum purchase volumes in order for Norwall to retain exclusivity in addition to royalties to be paid based on the sale of such products. In addition to the Norwall agreements, during fiscal 1995 the Company signed a License and Supply Agreement with Friedola under which Friedola will purchase from Decora a wide variety of its consumer and commercial decorative products for exclusive distribution throughout western Europe.

Based in Germany, Friedola is a 105 year old manufacturer and wholesaler of housewares and home furnishing products with annual revenues in excess of $100 million. This agreement also contains minimum purchase volumes in order to retain exclusivity.

Initial sales under the Company's new supply agreements with Norwall and Friedola occurred primarily during the third and fourth quarters of the fiscal year ended March 31, 1995 as a result of initial market introductions. While these new products generated interest in the marketplace, the Company concentrated on upgrading production from small lots to commercial production and experienced start-up manufacturing inefficiencies and shipping delays with certain products. As a result, initial minimum volumes under the agreements were not achieved and the customers are currently refining product programs based on market feedback from the initial introduction. The Company anticipates completing modifications to the respective agreements to reflect the anticipated timing of orders and the new programs which are scheduled to be introduced beginning in September 1995 in the U.S. and later in the year in Europe.

Gross profit of the Company increased by $1,230,000 during the current fiscal year from $10,386,000 in fiscal 1994 to $11,616,000 in fiscal 1995 reflecting a combination of increased sales volume, discontinuance of certain less profitable industrial products and manufacturing cost reductions. While gross profit margins increased from 26% to 29%, management anticipates that such margins may return to more historical levels until such time that the revenue contribution of new products with greater margin is more significant relative to its core products. Gross margins are also anticipated to return to more historical levels as a result of additional costs related to products which have been in the development stage and changes in product mix related primarily to the new manufacturing operations being added pursuant to the new Rubbermaid agreement.

Operating Income of the Company decreased $297,000 during the current fiscal year from $4,192,000 in fiscal 1994 to $3,895,000 in fiscal 1995. Higher gross profit was offset by new product manufacturing development and start-up costs. These additional costs which were mainly a result of manufacturing process development as well as market development resulted primarily from existing and new consumer products being distributed by Rubbermaid as well as those for the Company's new additional strategic supply relationships with Norwall and Friedola. While the Company anticipates continued investment in these activities in the future, certain expenditures in fiscal 1995 were non-recurring costs associated with initiating the commercial production of new technology-based products. The Company continues to place more emphasis on sales and marketing activities as well commercial processing development rather than on pure research and development. R&D spending decreased from $1,364,000 in fiscal 1994 to $1,067,000 in fiscal 1995 with such decrease being more than offset by increases in sales and marketing and production activities. The primary emphasis is now the fulfillment of its major customer product requirements and the domestic and international sales and marketing of products which are the result of research and development activities over the past three years.

Interest expense increased 8% from $2,451,000 in fiscal 1994 to $2,658,000 in fiscal 1995. While total liabilities decreased by $821,000 during the year, such decrease was offset by increased interest rates on floating rate debt and increased amortization of the debt discount related to the CIGNA Subordinated notes as a result of the extension of the first sinking fund payment from April 1995 to April 1996 (see Liquidity and Capital Resources below).

Income from continuing operations was impacted favorably by a tax benefit of $1,400,000 resulting from net operating loss carry forwards which had not previously been given value on the Company's financial statements (see Note 8 to the financial statements). The final disposition of non-core subsidiaries and the historical profitability of continuing operations resulted in the recognition of this benefit under accounting principles applicable to a portion of the Company's net operating loss carry forwards. The remaining unrecognized net operating loss carry forwards will be reviewed periodically and credited to income when their recognition is considered to be more likely than not.

For the fourth quarter of fiscal 1995, revenues of the Company were lower by $778,000 (8%) as compared to the comparable period of the prior year primarily as a result of the timing differences of large, end of quarter orders by the Company's largest customer, Rubbermaid. Such decline was offset by cost savings and changes in product mix resulting in an increase in gross profit of $155,000 in the current period. The revenues and operating results of ComTel (discontinued operations) experienced a sharp decline in the fourth quarter mainly as the result of the pending sales of the operations on customer orders, supplier deliveries and internal operations. On March 31, 1995, ComTel disposed of its telecommunications Secondary Market and Services businesses and on June 14, 1995 completed the sale of its last remaining operation in Sanford, Florida (see "Results of Discontinued Operations" below). The net income of $88,000 for the fourth quarter of fiscal 1995 is attributable to the losses incurred by ComTel, offset by the income from continuing operations which included the tax benefit of $1,400,000. There were no other material unusual charges or adjustments during the fourth quarter.

The Company's near term growth is anticipated by management to come primarily from the addition of new manufacturing operations under its New Manufacturing Agreement with Rubbermaid and the sale of Wearlon(R) coating and self-adhesive systems for wallcovering as well as decorative thin film products. Such increases will initially be offset by the absorption of excess inventory owned by Rubbermaid. Longer term growth is also anticipated to be derived from these products as well as from sales of Wearlon(R) liquid coatings both in the industrial maintenance and other niche markets and the international expansion of sales activities for its other consumer decorative products. It is anticipated that such products and marketing activities will add growth to the relatively flat revenues experienced in the last few years from the mature domestic Con-Tact(R) business.

FISCAL 1994 VS. FISCAL 1993

Revenues of Decora Manufacturing increased by 4% or $1,412,000 from $38,543,000 in fiscal 1993 to $39,955,000 in fiscal 1994. The prior year's results included $618,000 of revenues from other industrial products of Decora Manufacturing which were previously discontinued and thus revenues from comparable existing and new product lines increased by approximately 5% or $2,030,000 in fiscal 1994 over the prior fiscal year as new products lines began to show results. Approximately 40% of the increase in such revenues was derived from new products and their respective selling programs which had no revenue in the prior year including sales of the new thin film decorative products, sales of Wearlon(R) coatings and chemicals and international sales of ConTact(R) products by the Company's international sales group. Additionally, approximately 28% of such increase in revenues was derived from sales of new ConTact(R) products including Fabri-Craft(TM) textile products, KidScape(TM) self adhesive wall murals and decorative trims and borders, and 24% of the increase in sales resulted from the Company's proprietary industrial transprint release paper products. Traditional ConTact(R) products provided the remainder of the growth in revenues increasing less than 1% over the prior year.

Operating Income of Decora Manufacturing increased by $785,000, during the current fiscal year from $3,921,000 in fiscal 1993 to $4,706,000 in fiscal 1994. Higher sales and marketing expenses were partially offset by lower research and development costs as well as increased gross profit resulting from the combination of higher revenues and reduced fixed and variable expenses. As the Company started to market its new products, it increased investment in sales and marketing efforts and to a lesser degree on research and development, spending an aggregate of $2.8 million in fiscal 1994 as compared with $2.0 million in the prior year for all such activities with all of the increase related to increased sales and marketing activities. These expenses include all marketing, sales and development costs which are also related to the consumer products being distributed by Rubbermaid.

During the fourth quarter of fiscal 1994, the Company signed a new and exclusive six year Manufacturing Agreement with Rubbermaid covering the traditional ConTact(R) products as well as new products including
Fabri-Craft(TM) self-adhesive textiles and KidScape(TM) wall murals. In addition, the new agreement allows Decora Manufacturing to sell its decorative products in certain international markets. The Company generated over $500,000 of such sales during the last half of fiscal 1994 in the Middle East and South America.

Corporate expenses were approximately $200,000 greater in the current fiscal year compared to the prior year as the result of the significant one-time legal and professional fees incurred in connection with the debt restructurings finalized in July 1994.

Interest expense decreased 3% from $2,514,000 in fiscal 1993 to $2,451,000 in fiscal 1994. This decrease resulted primarily from the favorable impact of the two year extension of the potential put obligation relating to the warrants in the subsidiary (see Note 5(b) to the financial statements) which was partially offset by higher interest expense of Decora Manufacturing resulting from increases in prime rate and higher average line of credit borrowings.

RESULTS OF DISCONTINUED OPERATIONS

Revenues of ComTel Industries through completion of the sale of all operations decreased $2,382,000 from $11,603,000 in fiscal 1994 to $9,221,000 in the fiscal 1995, primarily due to the ongoing sales of the operations through several transactions during the year and the related impact such sales activities had on customer orders, vendor supplies and internal operations, particularly in the fourth quarter of fiscal 1995 primarily for the metals operation. Declining business from two of ComTel's major customers, Siemens Stromberg-Carlson and the General Services Administration (GSA), and restricted working capital also contributed to significant operating losses late in the fourth quarter. As a result, operating losses from discontinued operations were $875,000 in fiscal 1995 versus$1,269,000 in fiscal 1994.

On March 31, 1995, the Company sold the telecommunications assets of ComTel for $1,810,000 (consisting of cash of $250,000 and notes receivable of $1,560,000). In addition, the purchaser assumed approximately $1,700,000 of the Company's liabilities. The notes receivable bear interest monthly at 7% with interest only accruing during the first three years and level interest and principal payments due thereafter until maturity on March 31, 2002. The notes are secured by the assets of the purchaser and are guaranteed by the purchaser's parent company. The transaction resulted in a gain approximating $118,000.

On June 14, 1995, the Company completed the sale of the fixed assets and inventory related to the manufacturing division of ComTel's business. The selling price was $1,370,000 (consisting of $1,100,000 cash and a note for $270,000) plus the assumption of approximately $75,000 of liabilities. The note is scheduled to be repaid during the six months following closing as inventory purchased is used by the purchaser to fulfill customer purchase orders. In addition, in conjunction with the sale, claims on ComTel's assets with respect to a $300,000 note payable to a customer were forgiven except for $50,000 which is to be paid from the proceeds of the note receivable. The assets of the company were sold to a buyer who does not intend to continue in the same business and therefore did not assume operational liabilities which were anticipated to be assumed. As a result, the net loss arising from this transaction was approximately $540,000 (which was approximately $745,000 less than the net gain anticipated at December 31, 1994).

On September 28, 1992 ComTel entered into a credit agreement with Fleet Bank which provided for a $1,000,000 term loan and up to a $2,500,000 revolving credit facility, secured by certain of its fixed assets and substantially all of its inventory and receivables. The term loan ($750,000 at March 31, 1994) was payable through 1997 and the revolving credit facility was extended until June 30, 1995. The balance outstanding on the revolving credit facility was $2,175,000 at March 31, 1994. Due to the divestiture plan and the manufacturing and operating difficulties experienced by ComTel in that period as discussed elsewhere herein, ComTel had been in default of certain financial covenant tests applicable to this credit agreement. As a result of the sales of the operations which was completed on June 14, 1995, ComTel repaid the entire term loan balance from cash proceeds and the majority of the revolving credit facility. Following the final sale on June 14, 1995, the remaining balance on the credit facility was $765,000. The Company is in principal agreement with the lender to restructure the remaining balance and to repay it with the proceeds of a new two year promissory note.

Certain liabilities of the ComTel businesses, were not assumed by the buyers of those business units. As a result, the Company is in the process of settling these liabilities for less than face value and expects to be able to do so. Certain remaining notes and accounts receivable were not sold to the buyers, and the Company expects to recover the majority of accounts receivable although no assurances can be given. The Company presently expects that the net effects of the assets and liabilities (not settled in connection with the sale transactions described above) will result in a gain approximating $500,000.

At December 31, 1994, the Company had expected that gains on the sale of assets and the anticipated timing of such sales would offset any additional operating losses through the date of disposition. The Company was not able to complete the sale transactions soon enough to stop the operating losses or to fully attain the anticipated sale value. The additional operating losses of the ComTel businesses recorded during the quarter ended March 31, 1995 were $592,000. As a result of the consummation of these transactions on March 31, 1995 and June 14, 1995, the Company recorded a loss from discontinued operations of $1,297,000 for the year ended March 31, 1995 which was comprised of operating losses of $875,000 and losses on disposal of $422,000.

While the Company is in the process of settling certain net liabilities of its former ComTel business, no operations remain and no further losses are expected to be incurred with respect to the ComTel operations.

LIQUIDITY AND CAPITAL RESOURCES

Changes in the Company's consolidated balance sheet from March 31, 1994 to March 31, 1995 reflect a slight decrease in overall net working capital from $515,000 as of March 31, 1994 to $238,000 as of March 31, 1995. Accounts
receivable decreased $966,000 and inventory increased $1,866,000, primarily as a result of timing differences between the periods with respects to large orders from the Company's major customer. The $909,000 reduction in accounts payable also reflects timing differences, primarily regarding raw material deliveries while the $2,282,000 increase in the current portion of long term debt is a result primarily of the reclassification from long term debt of a convertible note of the Company in the amount of $550,000 which is due December 31, 1995 and a subordinated convertible note of the Company in the principal amount of $1,500,000 which is due November 3, 1995.

Consolidated cash balances as of March 31, 1995 were $309,000 which are limited by certain security agreements and debt covenants as to use. The Parent Company therefore has limited cash resources. During recent fiscal periods, the Company and its subsidiaries generated cash from operations which was utilized primarily to fund working capital requirements and repay debt. During the current fiscal year Decora Manufacturing generated positive operating cash flow while the Parent Company, due to administrative expenses and expenses associated with the Refinancing and Settlement Transaction had negative cash flow which was funded through management fees and through a small private
placement of equity securities (see Note 13 to the financial statements).   The
Company also owes former directors and officers of the Company with respect to a contingent obligation of approximately $185,000 which resulted from a settlement and restricted stock issuance in 1992 and which came due in September 1994. The Company is attempting to structure payment terms in accordance with the its cash flow resources, although no assurances can be given that such a settlement will be achieved.

In conjunction with the Refinancing and Settlement Transaction described above, Decora Manufacturing's revolving credit line was increased to $6,000,000 and was extended to July 31, 1996. In addition, the remaining term loan balance of $2,000,000 as of the closing date was refinanced together with an additional $6,000,000 of new debt in a five-year term loan facility and an additional $1,000,000 was made available under the term loan facility (if required) to fund capital expenditures until July 31, 1995. The $6,000,000 of new term loan funding was utilized to refinance Parent Company debt (see Note 13 to the financial statements). As of March 31, 1995, the balance of the term loan was $7,625,000, and the balance of the revolving credit facility was $1,704,000. As of March 31, 1995, the Company had not drawn down any of the available capital expenditure term loan facility.

In connection with the acquisition of Decora Manufacturing by the Company in April 1990, Decora Manufacturing issued $7,000,000 principal amount of subordinated notes, of which $2,500,000 was due April 15, 1995 and $1,500,000 on each April 15 thereafter through 1998. CIGNA and the Company have agreed to extend the April 15, 1995 payment until April 15, 1996 at which time a total of $4,000,000 will be due. These notes were issued with warrants which include certain put features which may become payable in May 1997 and call features which begin in May 1998. This put feature was extended from its previous effective date of May 1995 as part of the Refinancing and Settlement Transaction.

Pursuant to a court mandated settlement in July 1994 of an action filed in the Supreme Court of the State of New York relating to the purchase of the Company's former Yorkville subsidiary, the Company is obligated by the court order to the Former Yorkville Owners to file a registration statement for the purpose of registering shares worth $1,587,000. The deadline for the Company to have an effective registration statement was June 30, 1995. The Company filed a registration statement with the SEC, however it is not yet effective. While the shares were not registered by June 30, 1995, the Company has 20 days to cure such default and Management believes that such default does not create a default under the Company's other debt agreements. If the Company is unable to cure in the prescribed time, the Former Yorkville Owners may be entitled to enter a judgment in the amount of $1,587,000 against the Company. The SEC has not notified the Company when the Registration Statement may be effective.

Management believes that Decora Manufacturing's cash flow from operations and lending facilities will be adequate to meet its debt service and fund its working capital needs.

Capital expenditures for the fiscal year ended March 31, 1995 were approximately $920,000. Management considers the aforementioned amount of capital expenditures to be typical for the historical level of operations. As a result of the New Manufacturing Agreement signed with Rubbermaid (see "Subsequent Events" below) and the resulting consolidation of additional manufacturing operations into the Company's Fort Edward facility, the Company anticipates spending approximately $2,500,000 on capital improvements, employee hiring and training and other costs during fiscal 1995 in addition to routine capital expenditures of approximately $1,200,000. The Company is in the process of executing a financing plan for these expenditures which combines (a) raising additional debt in the amount of approximately $2,875,000 through the issuance of tax-exempt industrial development bonds and through a low cost loan from the local municipal development corporation; (b) receipt of interest subsidy and job training grants through existing State programs; (c) utilization of existing bank facilities and operating cash flow and (d) the sharing of certain project costs with Rubbermaid. The additional operations are anticipated to generate sufficient cash flow to service additional debt to be raised, although no assurances can be given that such funds will be adequate or that the financing plan will be executed as currently planned.

SUBSEQUENT EVENT

On April 17, 1995, Decora Manufacturing signed an expanded exclusive manufacturing agreement with its largest customer, Rubbermaid. Under the new agreement, which expires on March 31, 1999, the Company will perform consumer packaging operations for its decorative products line which are currently performed by Rubbermaid in the Company's Fort Edward facility. The Company anticipates that the additional manufacturing operations, which will centralize an integrated manufacturing process with resulting time and cost efficiencies, will generate incremental annual revenues of approximately $7,500,000 in the first full year of operations and is anticipated to contribute to the overall profitability of the decorative coverings business. The agreement becomes effective upon the relocation of the operations which is ongoing and is anticipated to be completed in July 1995. Integrating the operations requires relocation of machinery and equipment from North Carolina to New York as well as improvements to the Company's facility and is anticipated to create approximately fifty additional manufacturing jobs at the Company's facility. The Company has developed a financing plan to fund the required improvements which it is in the process of executing (see "Liquidity and Capital Resources" above).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is submitted in response to Part IV hereof. See the Index to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

                        DIRECTORS AND EXECUTIVE OFFICERS

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth certain biographical information, present occupation, and business experience for the past five years of each director and executive officer, including those persons nominated to serve on the Board of Directors:

                                                                                          YEAR FIRST
                                                                                            BECAME
       NAME                       AGE                         POSITION                     DIRECTOR
- -----------------                 ---                ---------------------------         ------------
Nathan Hevrony                    43               Director, Chairman,                       1988
                                                   Chief Executive Officer

Roger Grafftey-Smith              63               Director                                  1988

Gabriel Thomas                    53               Director                                  1991

Stephen Verchick                  54               Director                                  1993

Ronald Artzer                     52               Director                                  1994

Timothy N. Burditt                40               Executive Vice President,                   -
                                                   Administration and Finance,
                                                   Secretary

Richard A. DeCoste                56               Executive Vice President,                   -
                                                   Decora Industries; President
                                                   Decora Manufacturing,
                                                   Consumer Decorative Products Group

Frank J. Nolfi, Jr.               63               Vice President-Finance,                     -
                                                   Decora Manufacturing

John Tattersall                   37               Chief Operating Officer,                    -
                                                   Decora Manufacturing

DIRECTORS

NATHAN HEVRONY. Mr. Hevrony has served as a director and secretary of the Company since August 1988. He was elected Chief Executive Officer and Chairman of the Board in September 1989. He was a Director of two publicly traded companies, until June 1988 while he was employed as a Director of Planning and Development at a publicly traded holding Company from June 1986 to June 1988.

ROGER GRAFFTEY-SMITH. Mr. Grafftey-Smith has served as a director of the Company since August 1988 and has been a managing partner of Grafftey-Smith & Associates since 1981, an international financial consulting firm.
Mr. Grafftey-Smith also serves as a director of Americanino Capital Corporation, a publicly-traded corporation.

GABRIEL THOMAS. Mr. Thomas has served as a director of the Company since June 1991. He has served as President and Director of Unilab Corporation since December 1989. During the period from 1986 to 1991, Mr. Thomas has been a consultant in international marketing and management. In 1985 to 1986, he was a consultant to Frankfurt Consult, the mergers and acquisitions subsidiary of BHF Bank, Frankfurt, Germany.

STEPHEN H. VERCHICK. Mr. Verchick was elected to the Board of Directors in October 1993. He has been engaged in the private practice of law as President of Stephen H. Verchick & Associates, Professional Corporation, in Beverly Hills, California, for the past 24 years. Mr. Verchick is also President of Warner Capital Associates, a Los Angeles based investment banking and venture capital firm.

RONALD A. ARTZER. Mr. Artzer was elected to the Board of Directors in May 1994. In March 1994, Mr. Artzer became President and Chief Executive Officer of Signature Foods, a food processing and packaging company. From 1991 to 1993, Mr. Artzer served as President and Chief Executive Officer of Design Foods, a Division of Sara Lee Corporation. From 1988 to 1991, he was President of STP Consumer Services, Inc., a subsidiary of First Brands Corporation. From 1984 to 1988 he was President of Toddle House Restaurants, Inc., a subsidiary of Carson Pirie Scott & Company. Prior thereto, he served in various Executive Officer capacities of Sambo's Restaurants, Pepsi-Cola Company and General Foods Corporation.

Directors of the Company hold office until the next annual meeting of shareholders, until successors are elected and qualified or until their earlier resignation or removal.

EXECUTIVE OFFICERS

TIMOTHY N. BURDITT. Mr. Burditt was named as Executive Vice President, Administration and Finance in April 1993 and was named Secretary in August 1993. From 1991 until his employment with the Company, Mr. Burditt was President and Chief Operating Officer of Monitor Television, Inc., a Boston area cable and broadcasting television station and worldwide shortwave radio network. Prior to his employment with Monitor, Mr. Burditt was Vice President, Investment Banking, of Fleet Associates, Inc., an investment banking firm, from 1988 through 1991, Senior Associate for Investment Banking for the First Boston Corporation from 1986 to 1987 and held various positions with GE Capital, Inc. from 1983 to 1986.

JOHN TATTERSALL. Mr. Tattersall was named as Chief Operating Officer of the Company's Decora Manufacturing subsidiary at the end of June 1995. From 1984 until his employment with Decora Manufacturing, Mr. Tattersall held several key executive positions with General Electric Company including Business Manager from 1991 to June 1995 and Product Manager from 1989 to 1991.

RICHARD A. DECOSTE. Mr. DeCoste was named as the President of the Company's Decora Manufacturing subsidiary in January 1993. In February 1994, Mr. DeCoste became President of its Consumer Decorative Products Group. In November 1994, he became Executive Vice President of the Company. From 1989 through 1991 Mr. DeCoste was President of Plural Technologies, a manufacturer of commercial coatings. In addition, he has owned DeCoste Remodeling/Design, a building materials company since 1987.

FRANK J. NOLFI, JR. Mr. Nolfi has served as Vice-President Finance of the Company's Decora Manufacturing subsidiary since the Company's acquisition in April 1990. He served in the same position for the Uniglass Industries division of the prior owner, United Merchants and Manufacturers, Inc.

Officers of the Company are elected by the Board of Directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the Board of Directors. There are no family relationships between any director or executive officer of the Company and any other director or executive officer of the Company. Richard DeCoste was an officer of Plural Technologies, Inc. when it filed a petition for bankruptcy under Chapter 7 of the Bankruptcy Code in September 1991.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors convened six formal meeting during fiscal 1995. In addition, the Board took action numerous times during the fiscal year by unanimous written consent. Management confers frequently with its directors on an informal basis to discuss Company affairs.

The Board of Directors has two standing committees: an Audit Committee and a Compensation Committee. The Board does not have a Nominating Committee.

The function of the Audit Committee is to review and approve the selection of and all services performed by the Company's independent accountants, to meet and consult with, and to receive reports from, the Company's independent accountants and its financial and accounting staff and to review and act or report to the Board of Directors with respect to the scope of audit procedures, accounting practices, and internal accounting and financial controls of the Company. The current members of the Audit Committee are Roger Grafftey-Smith, Gabriel Thomas and Stephen Verchick. The Audit Committee held one meeting during fiscal 1995 and took action by written consent.

The Compensation Committee is generally authorized to review and recommend to the Board the compensation to be paid to the Company's principal officers and to administer the Company's 1987 Stock Option Plan. The current members of the Compensation Committee are Roger Grafftey-Smith (Chairman), Gabriel Thomas and Stephen Verchick. The Compensation Committee held no meetings during fiscal 1995 but took action several times by written consent.

COMPENSATION OF DIRECTORS

Directors are paid $1,000 for each Board meeting which they attend, and $500 for each committee meeting which they attend. Directors may also receive stock options under the Company's 1987 Stock Option Plan, or by other grant by the Company. The Company reimburses directors for reasonable expenses incurred in connection with their attendance at meetings and other Company related functions.

ITEM 11.  EXECUTIVE COMPENSATION

The tables and discussion below set forth information about the compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and to its most highly compensated executive officers during the fiscal years ended March 31, 1995, 1994 and 1993.

                           SUMMARY COMPENSATION TABLE



                                                 ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                            ------------------------------           ----------------------
                               FISCAL
NAME AND PRINCIPAL POSITION     YEAR         SALARY(1)              BONUS                 STOCK OPTIONS
- ---------------------------    ------       -----------            -------           -----------------------
Nathan Hevrony                  1995        $180,000(5)            $25,000                  400,000(2)
Chief Executive Officer         1994        $125,000               $25,000                        -
                                1993        $125,000                    -                   750,000

Timothy N. Burditt              1995        $ 90,000               $27,000                        -
Executive Vice President,       1994        $ 81,000                    -                   100,000
 Administration & Finance       1993             -                      -                         -

Walter E. Buske                 1995        $136,115                    -                         -
President, Decora               1994        $130,000                    -                    50,000(3)
 Manufacturing                  1993             -                      -                         -

Richard DeCoste                 1995        $128,000                    -                         -
Executive Vice President,       1994        $116,000                    -                         -
 Decora Manufacturing           1993        $ 32,900                    -                   75,000(4)

- -----------------------

(1) Messrs. Hevrony, DeCoste and Burditt were compensated pursuant to employment agreements. See "Employment Agreements" below.

(2) The options vest as follows: 150,000 vest if the share price is $3.00 or more for 30 consecutive days and 250,000 shall vest if the share price is $4.00 or more for 30 consecutive days any time until May 31, 1997. None of these options are vested at this time.

(3) Although Mr. Buske was originally granted 350,000 options, the Company and Mr. Buske have agreed to reduce the number to 50,000. Mr. Buske is no longer employed by Decora Manufacturing.

(4) Options vest on a quarterly basis, with one-third vesting during each fiscal year from the date of grant.

(5) The Company also paid the premium for term life insurance for the benefit of Mr. Hevrony of $17,665.

EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with Mr. Hevrony, its Chief Executive Officer which has been extended until May 31, 1997. The extended agreement provides for an annual salary of $185,000 and a cash bonus of up to $60,000 for the fiscal year ended March 31, 1995. The maximum of $60,000 shall be paid if the Company's earnings per share from continuing perations are twice the prior year's earnings. No bonus shall be paid unless earnings per share exceed the prior year's amount ($.06 per share). In addition, during August 1994, Mr. Hevrony received an option to purchase up to 400,000 shares at $2.00 per share. The options vest as follows: 150,000 vest if the share price is $3.00 or more for 30 consecutive days and 250,000 shall vest if the share price is $4.00 or more for 30 consecutive days any time until May 31, 1997. None of these options are vested at this time. The employment agreement shall terminate upon breach of a material term of the agreement or upon the permanent disability of Mr. Hevrony. In the event of termination without cause (as defined in such agreement), Mr. Hevrony is entitled to receive compensation for the remainder of the term of the agreement (through May 31, 1997) and an additional 24 month period. The Company has entered into a three year employment agreement with Mr. Tattersall which initially provides for minimum annual compensation in the amount of $130,000. In addition, such agreement provides for an annual bonus of up to half his salary contingent upon certain performance criteria. Upon termination without cause, Mr. Tattersall is entitled to receive compensation for the greater of 12 months or the remainder of the term of his agreement

The Company has entered into a three year employment agreement with Mr. DeCoste which initially provided for minimum annual compensation in the amount of $90,000. During fiscal 1994, such amount was increased to $125,000. In addition, such agreement provides for an annual bonus of up to $37,500 contingent upon certain performance criteria. Upon termination without cause, Mr. DeCoste is entitled to receive compensation and health and medical benefits for a period of one year from the date of termination.

The Company has entered into a three year employment agreement with Mr. Burditt which provides for a minimum annual compensation in the amount of $90,000. In addition, such agreement provides for an annual bonus in the amount of $27,000. Upon termination without cause, Mr. Burditt is entitled to receive any earned but unpaid bonuses on a pro-rata basis, plus compensation in the amount of twelve months during the first year of the term, nine months compensation during the thirteenth to eighteenth month of the term and the lesser of six months or until the end of the term if terminated after the eighteenth month.

               OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 1995

                                                                             POTENTIAL REALIZABLE
                             % OF TOTAL                                        VALUE AT ASSUMED
                               OPTIONS                                    ANNUAL RATES OF STOCK PRICE
                             GRANTED TO   EXERCISE PRICE                APPRECIATION FOR OPTION TERM(2)
                  OPTIONS   EMPLOYEES IN     PER SHARE     EXPIRATION   -------------------------------
   NAME           GRANTED    FISCAL YEAR      ($/SH)          DATE          0%       5%        10%
   ----          --------    -----------  --------------   ----------    ------   --------   --------
Nathan Hevrony   400,000(2)      89%           $2.00        8/14/97      $  -0-   $126,100   $264,800
Walter Buske      50,000(3)      11%           $1.20        3/31/98      $7,500   $  9,460   $ 19,860

- -----------------------

(1) Gains are reported net of the option exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, compounded on an annual basis. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock conditions. The amounts reflected in this table may not necessarily be achieved.

(2)     Options were granted at $2.00 per share.  The options vest as follows:
        150,000 vest if the share price is $3.00 or more for 30 consecutive days and 250,000 shall vest if the share price is $4.00 or more for 30 consecutive days any time until May 31, 1997 at which time such options expire. None of these options are vested at this time.

(3) In July 1994, up to 350,000 options were granted at $1.35 per share. 80,000 options were vested on the date of grant. The others were scheduled to vest as follows: 85,000 on July 5, 1995; 85,000 on July 15, 1996; and 100,000 if certain revenue increased were achieved. However, in connection with Mr. Buske's departure from the Company, the number of options vested was reduced to 50,000, exercisable at $1.20 per share exercisable until July 1997.

                AGGREGATED MARCH 31, 1995 YEAR END OPTION VALUES

                                                                       VALUE OF UNEXERCISED
                         NUMBER OF UNEXERCISED OPTIONS                 IN-THE-MONEY OPTIONS
                              AT FISCAL YEAR END                        AT FISCAL YEAR END
                         -----------------------------             -----------------------------

        NAME             EXERCISABLE     UNEXERCISABLE             EXERCISABLE  UNEXERCISABLE(3)
        ----             -----------     -------------             -----------  ----------------

Nathan Hevrony            750,000           400,000                    $ -0-         $ -0-

Timothy Burditt            75,000(1)         25,000                    $ -0-         $ -0-

Richard DeCoste            62,497(1)(2)       6,255                    $ -0-         $ -0-

Walter Buske               50,000               -0-                    $- 0-         $ -0-


- -----------------------

(1) Options were granted at 85% of market value (closing bid price for the Company's Common Stock as reported by NASDAQ) at date of grant.

(2) Options have a term of ten years, subject to termination upon the termination of employment. Unvested options are subject to acceleration upon a consolidation or merger in which the Company is not the surviving corporation or which results in the acquisition of substantially all of the Company's outstanding stock by a single person or entity (unless the terms of such agreement specifically provide for the assumption of such options), or in the event of the sale or transfer of substantially all of the Company's assets.

(3) Value of unexercised in-the-money options was calculated using the average of the bid and asked price for the Company's stock on March 31, 1995.

During fiscal 1995 none of the executive officers exercised any outstanding stock options. The only unexercised options held by such executive officers as of March 31, 1995, are shown in the table above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of June 15, 1995, certain information with respect to the Common Stock of the Company which may be deemed to be beneficially owned by each stockholder who is known by the Company to own more than 5% of the outstanding Common Stock, by each director of the Company and by all directors and officers as a group.


     NAME AND                                                                                         PERCENT
    ADDRESS OF                              COMMON            OTHER                                     OF
 BENEFICIAL OWNER(1)                         STOCK          SECURITIES            TOTAL                CLASS
- --------------------                       --------         ----------          ---------             -------
Nathan Hevrony                             753,750          750,000(2)           1,503,750              4.6%
1 Mill Street
Fort Edward, NY  12828

Gabriel Thomas                                 -0-          412,000(2)             412,000                1%
1 Mill Street
Fort Edward, NY  12828

Roger Grafftey-Smith                       375,000          262,000(2)             637,000              2.0%
1 Mill Street
Fort Edward, NY  12828

Stephen H. Verchick                            -0-           75,000(2)             75,000               (4)
21550 Oxnard Street
Suite 300
Woodland Hills, CA  91367

Ronald Artzer                                  -0-           50,000(2)             50,000               (4)
315 Mullins Street
Mullins, South Carolina  29574

Timothy N. Burditt                             -0-          100,000(2)            100,000               (4)
1 Mill Street
Fort Edward, NY 12828

John Tattersall                                -0-           50,000(2)             50,000               (4)
1 Mill Street
Fort Edward, NY 12828

Richard DeCoste                                -0-           68,745(2)             68,745               (4)
1 Mill Street
Fort Edward, NY 12828

Frank J. Nolfi, Jr.                            -0-              -0-                   -0-               (5)
1 Mill Street
Fort Edward, NY  12828

Robert W. Johnson, IV(6)                   926,909(3)     1,207,353(2)(5)       2,134,262              6.6%
The Johnson Company
630 Fifth Avenue, Suite 918
New York, NY 10111

All directors and officers as
a group including the named
persons (9 persons)                      1,138,750        2,097,745             3,236,495              9.9%

- ---------------------------

(1) Unless otherwise indicated, each person included in the table has sole investment power and sole voting power with respect to the securities beneficially owned.

(2) The amounts shown reflect shares of common stock underlying stock options, convertible notes or warrants which are exercisable within 60 days of June 15, 1995.

(3) Mr. Johnson disclaims beneficial interest in 40,000 shares which are held by a trust for which he is a trustee.

(4) Each of these persons owns less than 1% of the outstanding common stock of the Company.

(5)      Includes 882,353 shares issuable upon the conversion of the Johnson
         Note.

(6) Pursuant to the terms of a Note and Warrant Agreement, dated November 3, 1992, by and between the Company and Mr. Johnson, the Company is obligated to name Mr. Johnson as a director nominee. Mr. Johnson has indicated to the Company that he does not intend to exercise such right at the present time.

- -----------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 1994, the Company issued options to Stephen Verchick, a director of the Company, to purchase 75,000 shares of common stock and to Ronald Artzer, also a director, an option to purchase 50,000 shares of common stock both at an exercise price of $1.25 per share, exercisable for five years.

In January 1995, the Company entered into a consulting agreement with Gabriel Thomas, a director of the Company where Mr. Thomas is paid $75,000 per annum for consulting services which includes assistance with European operations. In July 1995, the Company issued Mr. Thomas an option to purchase 150,000 shares of common stock at an exercise price of $1.25 per share, exercisable for three years in connection with various consulting services in connection with European operations.


ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1.      Financial statements.  See Index to Consolidated Financial
                 Statements.

         2. Financial Statement Schedules. See Index to Consolidated Financial Statements.

         3.      Exhibits.

The following exhibits are filed or incorporated by reference as part of this Report.

(3)   ARTICLES OF INCORPORATION AND BY-LAWS

         3.1     Certificate of Incorporation filed on March 27, 1992.(8)

         3.2     By-laws.(8)

(4)   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

         4.1     Certificate of Incorporation (see Exhibits 3.1-3.2).

         4.2     Form of Specimen Certificate.

(10)   MATERIAL CONTRACTS

         10.1    Utilitech, Incorporated, 1987 Stock Option Plan.(1)

         10.2 Management Agreement dated as of April 18, 1990 by and between Utilitech and Decora Manufacturing.(2)

         10.3 Loan and Security Agreement dated as of April 18, 1990 by and between Decora Manufacturing, Utilitech and Norstar Bank of Upstate NY ("Norstar").(2)

         10.4 Mortgage dated as of April 18, 1990 by and between Decora Manufacturing and Norstar.(2)

         10.5    Guaranty of Utilitech to Norstar dated as of April 18, 1990.(2)

         10.6 Secured Revolving Line of Credit Agreement dated as of April 18, 1990 by and between Decora Manufacturing and Norstar.(2)

         10.7 Form of Warrant to Purchase Common Stock of Decora Manufacturing expiring April 15, 1998 dated as of April 18, 1990 by and between Decora and CIGNA Mezzanine Partners II, L.P., CIGNA Property and Casualty Insurance Company and Zande and Co.(2)

         10.8 Forms of 14% Senior Subordinated Notes due April 15, 1998 dated as of April 18, 1990 in the amounts of $3,206,480.21, $1,327,732.26, $1,138,055.27 and $1,327,732.26 to CIGNA
                 Mezzanine Partners II, L.P., CIGNA Property and Casualty Property and Casualty Insurance Company and Zande and Co.(2)

         10.9 Securities Purchase Agreement dated as of April 15, 1990 by and between Utilitech, Decora Manufacturing and Purchasers of 14% Senior Subordinated Notes due 1998 and Warrants to Purchase Common Stock of Decora Manufacturing.(2)

         10.10 Agreement and Plan of Merger by and between Decora Industries, Inc. and Utilitech, Incorporated dated March 3, 1992.(3)

         10.11 Option Agreement dated as of January 7, 1992, by and between Utilitech, Incorporated and Nathan Hevrony.(4)

         10.12 Option Agreement dated as of January 7, 1992, by and between Utilitech, Incorporated and Roger Grafftey-Smith.(4)

         10.13 Option Agreement dated as of January 7, 1992, by and between Utilitech, Incorporated and Gabriel Thomas.(4)

         10.14 Note and Warrant Purchase Agreement by and between Decora Industries, Inc. and Robert W. Johnson IV, dated November 3, 1992.(5)

         10.15 Convertible Negotiable Promissory Note by and between Decora Industries, Inc. and Robert W. Johnson IV, dated November 3, 1992.(5)

         10.16 Series A Warrant to Purchase Common Stock of Decora Industries, Inc., dated November 3, 1992 issued to Robert W. Johnson IV.(5)

         10.17 Series B Warrant to Purchase Common Stock of Decora Industries, Inc., dated November 3, 1992 issued to Robert W. Johnson IV.(5)

         10.18 Settlement and Release Agreement dated April 19, 1993 among Decora Industries, Inc., Yorkville Industries, Inc. and certain members of the Rabinowitz Family.(6)

         10.19 License Agreement dated August 9, 1991, by and between the Company and John Smith.(7)

         10.20 Loan and Security Agreement, in the amount of $1,000,000, dated September 28, 1992, by and between ComTel Industries, Inc. ComTel Metals, Inc., Decora Manufacturing and Fleet Bank of New York.(7)

         10.21 Term Note, in the amount of $1,000,000, executed by ComTel Industries, Inc. and ComTel Metals, Inc. in connection with the Loan and Security Agreement.(7)

         10.22 Secured Revolving Working Capital Line of Credit Agreement, in the amount of $2,500,000 dated September 28, 1992, by and between ComTel Industries, Inc. and Fleet Bank of New York.(7)

         10.23 Secured Working Capital Promissory Note, in the amount of $1,500,000 executed by ComTel Industries, Inc. in connection with the Working Capital Line of Credit Agreement dated as of September 28, 1992.(7)

         10.24 Option Agreement dated as of May 5, 1993, by and between Arnold Zimmerman and the Company.(7)

         10.25 Form of Option Agreement dated as of January 11, 1993, by and between Richard A. DeCoste and the Company.(7)

         10.26 Form of Option Agreement dated as of July 15, 1992, by and between Richard G. Winslow and the Company.(7)

         10.27 Asset Purchase Agreement date May 14, 1993 by and among ComTel Industries, Inc., the Company and Sun Financial Group, Inc.(7)

         10.28 Employment Agreement, dated as of July 1, 1993, by and between the Company and Timothy J. Burditt.(7)

         10.29   1988 Employee Stock Purchase Plan.(7)

         10.30 Amendment Agreement dated as of July 3, 1993 by and between the Company and InterEast Capital.(8)

         10.31 Second Amendment to Secured Revolving Line of Credit Agreement dated as of July 29, 1993 by and between Decora and Fleet Bank of New York (successor to Norstar).(8)

         10.32 Revision to Secured Promissory Note (originally dated July 5, 1990, in the principal amount of $850,000), effective September 28, 1992, by and between ComTel Metals, Inc. and Siemens Stromberg-Carlson.(8)

         10.33 Subordination Agreement, dated September 28, 1992, by and among ComTel, ComTel Metals, Inc., Siemens Stromberg-Carlson and Fleet Bank of New York.(8)

         10.34 Labor Agreement, effective June 9, 1992, by and between Decora Manufacturing and Local #13 United Paperworkers International Union.(8)

         10.35 Asset Purchase Agreement by and between Fujitsu Business Communications, Inc. and ComTel Industries, Inc. dated as of December 10, 1993.(8)

         10.36 Manufacturing Agreement dated as of February 18, 1994, by and Between Decora Industries, Inc., Decora Incorporated and Rubbermaid Incorporated.(8)

         10.37 Promissory Note in the amount of $8,500,000 by and between Decora Incorporated and Fleet Bank of New York dated July 20, 1994.(8)

         10.38 Amendment No. 1 to Loan and Security Agreement between Decora Incorporated and Fleet Bank of New York dated July 20, 1994.(8)

         10.39 Promissory Note in the amount of $1,000,000 by and between Decora Incorporated and Fleet Bank of New York dated July 20, 1994.(8)

         10.40 Loan and Security Agreement in the amount of $1,000,000 by and between Decora Incorporated and Fleet Bank of New York dated July 20, 1994.(8)

         10.41 Revolving Line of Credit Note in the amount of $6,000,000 by and between Decora Incorporated and Fleet Bank of New York dated July 20, 1994.(8)

         10.42 Third Amendment to Secured Revolving Line of Credit Agreement by and between Decora Incorporated and Fleet Bank of New York dated July 20, 1994.(8)

         10.43 Asset Purchase Agreement by and among ComTel Metals, Inc., ComTel Industries, Inc. and Keptel, Inc. dated June 28, 1994.(8)

         10.44 Amendment to License Agreement dated March 31, 1994 by and among Decora Industries, Inc., Decora Incorporated and John R. Smith.(8)

         10.45 Assignment of Ownership dated June 30, 1994 by and among Decora Industries, Inc., Decora Incorporated and John R. Smith relating to License Agreement.(8)

         10.46 Form of InterEast Warrant dated May 4, 1994 to purchase common stock of Decora.(8)

         10.47 Warrant to Confidesa AG to Purchase 100,000 Shares of Common Stock dated June 29, 1993.(8)

         10.48 Form of Warrant to Confidesa AG to Purchase 50,000 shares of Common Stock dated June 1994.(8)

         10.49 Form of Convertible Promissory Note dated June 1994, in the amount of $550,000 by and between Confidesa AG and Decora Industries, Inc.(8)

         10.50 Letter of Fleet Bank to Decora Industries dated July 29, 1994 regarding the extension of the line of credit of ComTel Industries, Inc.(8)

         10.51 Amendment to Securities Purchase Agreement dated as of July 19, 1994 by and between Decora, Incorporated and Cigna Mezzanine Partners, Inc., Cigna Property and Casualty and Insurance Company of North America.(8)

         10.52 General Mutual Releases, Settlement Agreement and Covenants for Peace from Further Litigation, Proceedings, Claims, Purported Advocacy of Claims and Unwanted Publicity, by and between Jacqueline B. Cotsen and Decora Industries, Inc., dated July 20, 1994.(8)

         10.53 Assignment Agreement by and among Chase Manhattan Bank, N.A., Decora Industries, Inc., and Winslow Bank Limited, dated July 20, 1994.(8)

         10.54 Restated Settlement and Release Agreement by and between Stanley Rabinowitz, Milton Rabinowitz, the Estate of Solomon Rabinowitz, the Estate of Clara Rabinowitz, Sherri Rabinowitz Sussman, Suzanne Rabinowitz, Jeffrey Rabinowitz, Laurence Rabinowitz and Barbie Rabinowitz Lieber, on the one hand, and Decora Industries, Inc., and Yorkville Industries, Inc., on the other hand, dated July 20, 1994.(8)

         10.55 Agreement and Release by and between InterEast Capital Limited and Decora Industries, Inc., dated July 20, 1994.(8)

         10.56 Promissory Note in the amount of $6,000,000 dated as of July 20, 1994 by and between Decora Industries as borrower and Decora Incorporated as lender.(8)

         10.57 Option Agreement dated as of July 15, 1994, by and between Decora Industries, Inc. and Walter E. Buske.(8)

         10.58 Form of Employment Agreement dated as of June 1, 1994 by and between Decora Industries, Inc. and Nathan Hevrony.(8)

         10.59 Form of Option Agreement dated as of July 5, 1994 by and between Decora Industries, Inc. and Stephen Verchick.(8)

         10.60 Form of Option Agreement dated as of July 5, 1994 by and between Decora Industries, Inc. and Ronald Artzer.(8)

         10.61 Form of Option Agreement dated as of August 15, 1994 by and between Decora Industries, Inc. and Nathan Hevrony.(9)

         10.62 Employment Agreement effective as of August 1, 1994 between the Company and Walter Buske.(9)

         10.63 Letter dated November 18, 1994 from Fleet Bank to Richard J. Winslow, President, ComTel Industries, Inc. re extension of revolving working capital line of credit in the amount of $2,000,000 until December 31, 1994.(9)

         10.64 Letter dated November 18, 1994 from Fleet Bank to Richard J. Winslow, President, ComTel Industries, Inc. re extension of revolving working capital line of credit in the amount of $2,000,000 until January 31, 1995.(9)

         10.65 Registration Rights Agreement dated as of April 19, 1993 by and between Decora Industries, Inc. and members of the Rabinowitz family.(10)

         10.66 Modification, Extension and Restatement Agreements by and between Fleet Bank and ComTel.(10)

         10.67 Asset Purchase Agreement dated as of March 31, 1995 by and between ComTel Systems Corporation and ComTel Industries, Inc.

         10.68 Secured Promissory Note I dated as of March 31, 1995 in the amount of $850,000 by and between ComTel Systems Corporation, as Debtor, and ComTel Industries, Inc., as Lender.

         10.69 Secured Promissory Note II dated as of March 31, 1995 in the amount of $710,000 by and between ComTel Systems Corporation, as Debtor, and ComTel Industries, Inc., as Lender.

         10.70 Amendment to Securities Purchase Agreement dated as of April 1, 1995, by and among Decora, Incorporated and Cigna Mezzanine Partners II, L.P., Cigna Property and Casualty Insurance Company and Insurance Company of North America.

         10.71 Manufacturing Agreement dated April 12, 1995 by and among Decora Industries, Inc., Decora, Incorporated and Rubbermaid Incorporated (11).

         10.72 Agreement of Purchase and Sale of Assets dated June 13, 1995, by and between DMX Integration, Inc. and ComTel Metals, Inc.

         10.73 Secured Promissory Note dated June 13, 1995, in the amount of $270,809.90 by and between DMX Integration, Inc., as Debtor and ComTel Metals, Inc., as Lender.

         10.74   Guaranty of Datamax Corporation dated June 13, 1995.

         10.75 Employment Agreement dated June 28, 1995 by and between John Tattersall and Decora Incorporated.

         10.76 Option Agreement dated June 28, 1995 by and between John Tattersall and Decora Industries, Inc.

         10.77 Option Agreement dated July 6, 1995 by and between Gabriel Thomas and Decora Industries, Inc.

(22)     SUBSIDIARIES OF THE REGISTRANT(8)

(24)     CONSENTS OF EXPERTS AND COUNSEL

         24.1    CONSENT OF PRICE WATERHOUSE LLP.

- -----------------------

Notes

         (1) Previously filed as Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.

         (2) Previously filed as Exhibits to the Company's Report on Form 8-K dated April 18, 1990.

         (3) Previously filed as Exhibit to the Company's Report on Form 8-K dated April 6, 1992.

         (4) Previously filed as Exhibits to the Company's Report on Form 10-K for the fiscal year ended March 31, 1992.

         (5) Previously filed as Exhibits to the Company's Report on Form 8-K dated November 5, 1992.

         (6) Previously filed as Exhibit to the Company's Report on Form 8-K dated April 19, 1993.

         (7) Previously filed as Exhibit to the Company's Report on Form 10-K for the fiscal year ended March 31, 1993.

         (8) Previously filed as Exhibit to the Company's Report on Form 10-K for the fiscal year ended March 31, 1994.

         (9) Previously filed as Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1994.

         (10) Previously filed as Exhibit to the Company's Report on Form 8-K dated March 2, 1995.

         (11)             Confidential treatment requested.

(b)      REPORTS ON FORM 8-K

         A report was filed on March 2, 1995 voluntarily including certain material contracts.

(c)      FINANCIAL STATEMENT SCHEDULES

                 Not Applicable.

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                   DECORA INDUSTRIES, INC.


                                   By: /s/ NATHAN HEVRONY
                                       _________________________________________
                                       Nathan Hevrony
                                       Chief Executive Officer


         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


         SIGNATURE                                 TITLE                              DATE
         ---------                                 -----                              ----
/s/ ROGER GRAFFTEY-SMITH                       Director                           July 10, 1995
- --------------------------------------
  Roger Grafftey-Smith


/s/ GABRIEL THOMAS                             Director                           July 10, 1995
- --------------------------------------
   Gabriel Thomas


/s/ NATHAN HEVRONY                             Chief Executive Officer            July 10, 1995
- --------------------------------------         and Director (Principal
   Nathan Hevrony                              Executive Officer)



/s/ STEPHEN H. VERCHICK                        Director                           July 10, 1995
- --------------------------------------
   Stephen H. Verchick


/s/ RONALD ARTZER                              Director                           July 10, 1995
- --------------------------------------
   Ronald Artzer


/s/ TIMOTHY BURDITT                            Executive Vice President,          July 10, 1995
- --------------------------------------         Administration and Finance
   Timothy Burditt                             (Principal Financial and
                                               Accounting Officer)


                             DECORA INDUSTRIES, INC.

       ITEMS 14(a)(1) AND (2) - INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS:                                                              PAGE
                                                                                   ----

The following Consolidated Financial Statements of Decora Industries, Inc., and Report of Independent
  Accountants are filed as part of this report:

Report of Independent Accountants                                                 F-2

Consolidated Balance Sheet at March 31,
  1995 and 1994                                                                   F-3

Consolidated Statements of Operations
  for the Years Ended March 31, 1995,
  1994 and 1993                                                                   F-5

Consolidated Statements of Cash Flows
  for the Years Ended March 31, 1995,
  1994 and 1993                                                                   F-6

Consolidated Statements of Shareholders'
  Equity (Deficit) for the Years Ended
  March 31, 1995, 1994 and 1993                                                   F-7

Notes to Consolidated Financial Statements                                        F-8

FINANCIAL STATEMENT SCHEDULES:

Schedules not listed above have been omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Decora Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in shareholders' equity (deficit) listed in the Index appearing under Items 14(a)(1) and (2) on Page F-1 present fairly, in all material respects, the financial position of Decora Industries, Inc. and its subsidiaries at March 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Syracuse, New York
June 29, 1995

Decora Industries, Inc.

Consolidated Financial Statements
- --------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEET

                                                                                     MARCH 31,
                                                                              1995                1994

ASSETS

Current assets:
   Cash and cash equivalents                                            $        309,000    $        320,000
   Accounts receivable, less allowance for
    doubtful accounts of $189,000
     and $71,000 (Note 11)                                                     2,941,000           3,907,000
   Inventories (Notes 1 and 3)                                                 4,874,000           3,008,000
   Prepaid expenses and other current assets                                     503,000             364,000
                                                                        ----------------    ----------------
        Total current assets                                                   8,627,000           7,599,000

Property and equipment, net (Notes 1 and 4)                                    7,646,000           7,898,000

Notes receivable (Note 2)                                                      1,560,000             -

Intangibles, net (Notes 1 and 2)                                              11,788,000          12,314,000

Net non-current assets of discontinued operations -
 ComTel (Note 2)                                                                 -                 2,115,000

Deferred income taxes (Note 8)                                                 1,400,000             -

Other assets                                                                     -                    97,000
                                                                        ----------------    ----------------
        Total Assets                                                    $     31,021,000    $     30,023,000
                                                                        ================    ================








          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.

Consolidated Financial Statements
- --------------------------------------------------------------------------------
                          CONSOLIDATED BALANCE SHEET


                                                                                     MARCH 31,
                                                                              1995                1994
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                     $      2,840,000    $      3,749,000
   Accrued liabilities                                                         1,791,000           1,949,000
   Current portion of long-term debt (Note 5)                                  3,157,000             875,000
   Net current liabilities of discontinued
    operations - ComTel (Note 2)                                                 601,000             511,000
                                                                        ----------------    ----------------
        Total current liabilities                                              8,389,000           7,084,000

Long-term debt (Note 5)                                                       15,006,000          11,314,000
Liabilities settled in refinancing (Note 13)                                      -                6,284,000
Net non-current liabilities of discontinued
 operations - Yorkville (Note 2)                                               1,520,000           1,339,000
Other non-current liabilities                                                    285,000              -
                                                                        ----------------    ----------------
        Total liabilities                                                     25,200,000          26,021,000
                                                                        ----------------    ----------------
Warrants in subsidiary (Note 5)                                                1,425,000           1,425,000
                                                                        ----------------    ----------------
Shareholders' equity:
   Preferred stock, $.01 par value;
    5,000,000 shares authorized                                                   -                   -
   Common stock, $.01 par value; 45,000,000 and
    35,000,000 shares authorized; 30,718,000 and
    29,859,000 shares issued and outstanding (Note 6)                            307,000             299,000
   Additional paid-in capital                                                 28,288,000          27,588,000
   Accumulated deficit                                                       (24,199,000)        (25,310,000)
                                                                        ----------------    ----------------
        Total shareholders' equity                                             4,396,000           2,577,000
                                                                        ----------------    ----------------
Commitments and contingencies (Notes 9 and 10)
                                                                        ----------------    ----------------
        Total Liabilities and Shareholders' Equity                      $     31,021,000    $     30,023,000
                                                                        ================    ================



          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.

Consolidated Financial Statements
- --------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                      YEAR ENDED MARCH 31,
                                                         1995                 1994                1993
Revenues (Note 11)                                 $     40,414,000    $      39,955,000    $     38,543,000

Cost of goods sold                                       28,798,000           29,569,000          30,104,000
                                                   ----------------    -----------------    ----------------
Gross profit                                             11,616,000           10,386,000           8,439,000

Marketing, general and administrative
 expense                                                  7,721,000            6,194,000           5,332,000
                                                   ----------------    -----------------    ----------------
Operating income                                          3,895,000            4,192,000           3,107,000

Interest expense                                          2,658,000            2,451,000           2,514,000
                                                   ----------------    -----------------    ----------------
Income from continuing
 operations before taxes                                  1,237,000            1,741,000             593,000

Provision (benefit) for taxes (Notes 1 and 8)            (1,171,000)             112,000             (30,000)
                                                   ----------------    -----------------    ----------------
Income from continuing operations                         2,408,000            1,629,000             623,000
                                                   ----------------    -----------------    ----------------
Discontinued operations (Note 2):
   Income (loss) from operations                           (875,000)          (1,269,000)             68,000
   Provision for discontinued operations                   (422,000)            (212,000)              -
                                                   ----------------    -----------------    ----------------
Income (loss) from discontinued operations               (1,297,000)          (1,481,000)             68,000
                                                   ----------------    -----------------    ----------------
Net income                                         $      1,111,000    $         148,000    $        691,000
                                                   ================    =================    ================


Income (loss) per common share (Note 1):
   Continuing operations                           $           0.08    $            0.06    $           0.02
   Discontinued operations                                    (0.04)               (0.05)               0.01
                                                   ----------------    -----------------    ----------------
Income per common share                            $           0.04    $            0.01    $           0.03
                                                   ================    =================    ================

Average shares of common stock used in
 computation of income per share (Note 1)                30,357,000           29,690,000          27,587,000
                                                   ================    =================    ================

          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.

Consolidated Financial Statements
- --------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      YEAR ENDED MARCH 31,
                                                         1995                 1994                1993

Cash flows from operating activities:
   Net income                                      $      1,111,000    $         148,000    $        691,000
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                       1,623,000            1,534,000           1,966,000
      Amortization of debt discount                         489,000              261,000             184,000
      Loss on disposal of fixed assets                       75,000                 -                  9,000
      Provision for loss on disposal of
       discontinued operations                              422,000              212,000              -
      Stock issued for services                             176,000                 -                 -
      Deferred income tax benefit                        (1,400,000)                -                 -
      Net changes in current assets and
       liabilities, exclusive of acquisitions and
       dispositions of subsidiaries (Note 12)            (1,724,000)             555,000            (463,000)
                                                   ----------------    -----------------    ----------------
Net cash provided by operating activities                   772,000            2,710,000           2,387,000
                                                   ----------------    -----------------    ----------------
Cash flows from investing activities:
   Proceeds from sale of discontinued operations          1,090,000                 -                   -
   Additions to notes receivable                         (1,560,000)                -                   -
   Cash of discontinued operations                         (180,000)             (66,000)               -
   Purchase of fixed assets                                (920,000)          (1,275,000)         (1,298,000)
   Increase (decrease) in liabilities - discontinued
    operations                                            1,054,000             (376,000)         (1,787,000)
                                                   ----------------    -----------------    ----------------
Net cash used in investing activities                      (516,000)          (1,717,000)         (3,085,000)
                                                   ----------------    -----------------    ----------------
Cash flows from financing activities:
   Proceeds from additional borrowings                      226,000            1,050,000           5,131,000
   Repayment of debt                                       (875,000)          (2,600,000)         (6,168,000)
   Proceeds from exercise of stock options                   50,000                 -                228,000
   Proceeds from issuance of common stock                    -                      -              1,207,000
   Stock issued in connection with
    debt restructuring                                      150,000              230,000             150,000
   Stock issued to pay interest expense                     182,000              133,000                -
   Stock issued in acquisition                               -                   400,000                -
   Reduction of warrants in subsidiary                       -                  (200,000)           (125,000)
   Other                                                     -                   (52,000)             42,000
                                                   ----------------    -----------------    ----------------
Net cash provided by (used in)
 financing activities                                      (267,000)          (1,039,000)            465,000
                                                   ----------------    -----------------    ----------------
Net decrease in cash                                        (11,000)             (46,000)           (233,000)
Cash at beginning of period                                 320,000              366,000             599,000
                                                   ----------------    -----------------    ----------------
Cash at end of period                              $        309,000    $         320,000    $        366,000
                                                   ================    =================    ================


          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.

Consolidated Financial Statements
- --------------------------------------------------------------------------------
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                     COMMON STOCK
                                    ----------------------------------------------------
                                                                           ADDITIONAL
                                                          PAR               PAID-IN           ACCUMULATED
                                      SHARES             VALUE              CAPITAL             DEFICIT

Balance at March 31, 1992            25,856,000    $        259,000    $      23,012,000    $    (26,149,000)

   Common shares issued in
    private placements                  782,000               8,000            1,199,000              -
   Common shares issued in
    debt restructuring                1,691,000              17,000            1,853,000              -
   Interest paid in common shares        90,000               1,000              179,000              -
   Stock options exercised              733,000               7,000              221,000              -
   Common shares issued in
    litigation settlement                94,000               1,000              126,000              -
   Other                                143,000               1,000              240,000              -
   Net income                             -                   -                    -                 691,000
                                     ----------    ----------------    -----------------    ----------------
Balance at March 31, 1993            29,389,000             294,000           26,830,000         (25,458,000)

   Interest paid in
    common shares                        96,000               1,000              132,000              -
   Common shares issued in
    acquisition                         200,000               2,000              398,000              -
   Common shares issued in
    debt restructure                    174,000               2,000              228,000              -
   Net income                             -                   -                    -                 148,000
                                     ----------    ----------------    -----------------    ----------------
Balance at March 31, 1994            29,859,000             299,000           27,588,000         (25,310,000)

   Interest paid in
    common shares                       258,000               2,000              180,000              -
   Conversion of debentures             131,000               1,000              149,000              -
   Common shares issued in debt
    restructuring                       125,000               1,000              149,000              -
   Stock options exercised               50,000               1,000               49,000              -
   Common shares issued to
    settle outstanding obligations      295,000               3,000              173,000              -
   Net income                             -                   -                    -               1,111,000
                                     ----------    ----------------    -----------------    ----------------
Balance at March 31, 1995            30,718,000    $        307,000    $      28,288,000    $    (24,199,000)
                                     ==========    ================    =================    ================



          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------
  1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Decora Industries, Inc. (the "Company") is a holding company primarily engaged in the development, manufacture, and sale of consumer decorative products and of specialty industrial products, utilizing its proprietary pressure-sensitive, self-adhesive, release and protective technologies. The Company operates through its wholly-owned subsidiary, Decora Manufacturing. In April 1994, management decided to discontinue the operations of a second wholly-owned subsidiary, ComTel Industries, Inc. ("ComTel"), which manufactured, installed and serviced telecommunications equipment and systems (see Note 2). Accordingly, the continuing operations of the Company now comprise the various divisions of Decora Manufacturing, which constitutes a single significant business segment.

       BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Decora Industries, Inc., its operating subsidiary and the discontinued subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following methods and assumptions were used by the Company in estimating fair value disclosure for financial instruments.

       Notes receivable

       The carrying amount of the Company's notes receivable approximates fair value, which is estimated by discontinuing the future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

       Long-term debt

       The carrying amount, which approximates fair value of the Company's senior subordinated notes, is based on discounting future cash flows using interest rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. The carrying amount of the Company's remaining debt approximates fair value.

       Warrants in subsidiary

       The carrying amount approximates fair value of the Company's obligation for the warrants in subsidiary. The determination of the carrying amount of these warrants is more fully described in Note 5.

       CASH AND CASH EQUIVALENTS

       The Company invests surplus cash in highly liquid debt instruments which have original maturities of less than three months and are considered to be cash equivalents.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

       SERVICE AND PRODUCT REVENUES
       Revenues from sales of products and services are recognized when products are shipped and services are performed.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------
       INVENTORIES
       Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead.

       DEPRECIATION
       Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five to thirty years.

       INTANGIBLES
       The excess of the aggregate purchase price over the fair market value of the net assets of businesses acquired has been recorded as goodwill and is being amortized on a straight-line basis over forty years. Trademarks are being amortized over twenty years. At each balance sheet date, the Company evaluates the recoverability of its intangible assets based on estimated future gross cash flows. Based upon its most recent analysis, the Company believes that there was no impairment of its intangible assets at March 31, 1995.

       INCOME PER SHARE
       Income per share of common stock is based on the average number of shares and equivalents of common stock outstanding during each period. Fully diluted income per share is not presented for each of the periods since the reduction from primary income per share is less than 3%.

       INCOME TAXES
       Income taxes are provided based on the liability method of accounting pursuant to the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Deferred income taxes are recorded to reflect expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in the years in which the differences are expected to reverse.

       RESEARCH AND DEVELOPMENT
       Company-sponsored research and development costs related to both present and future products are expensed currently. Research and development expenses amounted to $1,067,000, $1,364,000 and $1,639,000 in fiscal
       1995, 1994 and 1993, respectively.

  2.   DISCONTINUED OPERATIONS
       ComTel Industries, Inc. - In April 1994, management of the Company decided to divest its telecommunications services and manufacturing operations ("ComTel"). In its March 31, 1994 consolidated financial statements, the Company included a provision for discontinued operations of $212,000, which reflected the then expected loss on disposal of the related assets of ComTel.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

       On June 28, 1994, the Company sold the El Paso division of its telecommunications business for $840,000 cash and assumption by the buyer of the long-term lease on a facility. The transaction resulted in a loss approximating $212,000 with respect to the book value of the related assets at that date.

       On March 31, 1995, the Company sold the telecommunications assets of ComTel for $1,810,000 (consisting of cash of $250,000 and notes receivable of $1,560,000). In addition, the purchaser assumed $1,700,000 of the Company's liabilities. The notes receivable bear interest at 7% with interest only accruing during the first three years and level interest and principal payments due thereafter until maturity on March 31, 2002. The notes are secured by the assets of the purchaser and are guaranteed by the purchaser's parent company. The transactions resulted in a gain approximating $118,000 with respect to the book value of the related assets at that date.

       On June 14, 1995, the Company completed the sale of the fixed assets and inventory related to the manufacturing division of ComTel's business. The selling price was $1,370,000 (consisting of $1,100,000 cash and a note for $270,000) plus the assumption of $75,000 of liabilities. The note receivable bears interest at 10% payable semi-annually, and will be repaid quarterly until December 1995 based on usage of purchased inventory. After certain adjustments, the remaining balance will be payable three years thereafter. In addition, in conjunction with the sale, claims on ComTel's assets with respect to a $300,000 note payable to a customer were forgiven except for $50,000 (Note 5) which is to be paid from the proceeds of the note receivable. The transactions resulted in a loss approximating $540,000 with respect to the book value of the related assets at that date.

       Certain liabilities of the ComTel businesses, which were not guaranteed by the Company, were not assumed by the buyers of those business units. As a result, the Company is in the process of settling these liabilities for less than face value and expects to be able to do so. Certain remaining notes and accounts receivable were not sold to the buyers, and the Company expects that losses will be incurred on a portion of such receivables, which are provided for at March 31, 1995.

       While the Company remains obligated for certain net liabilities of its former ComTel business, no operations or employees remain and no further losses are expected to be incurred with respect to the ComTel operations.

       The results of operations of ComTel have been reported as discontinued operations in the accompanying financial statements and consist of the following:

                                                1995          1994            1993
Revenues                                    $  9,221,000   $ 11,603,000   $ 13,378,000
Operating Income (Loss)                     $   (875,000)  $ (1,269,000)  $    360,000
Net Income (Loss)                           $ (1,297,000)  $ (1,481,000)  $     68,000

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

        The net assets and liabilities of these operations have been included in net assets or liabilities of discontinued operations based on the appropriate balance sheet classifications.

        The composition of net assets of discontinued operations for ComTel are as follows:


                                                           MARCH 31,
                                                      1995          1994

   Cash                                           $   180,000    $    66,000
   Receivables                                        437,000      1,582,000
   Inventories                                      1,279,000      3,423,000
   Property and equipment, net                      1,108,000      2,587,000
   Other assets                                        51,000        283,000
   Current portion of long-term debt (Note 5)      (1,806,000)    (3,143,000)
   Other current liabilities                       (1,850,000)    (2,439,000)
   Long-term liabilities                                 -          (755,000)
                                                  -----------    -----------
       Net assets (liabilities) of discontinued
        operations                                $  (601,000)   $ 1,604,000
                                                  ===========    ===========
   Net non-current assets                         $      -       $ 2,115,000
   Net current liabilities
                                                     (601,000)      (511,000)
                                                  -----------    -----------
       Net assets (liabilities) of discontinued
        operations                                $  (601,000)   $ 1,604,000
                                                  ===========    ===========

        Yorkville Industries, Inc. - In January 1992, the Company sold substantially all of Yorkville's inventory and other fixed assets to an unrelated third party for approximately $325,000. Certain product lines, compatible with other ongoing businesses of the Company, were retained. The trademark associated with these product lines is included in the financial statements and is being amortized over twenty years. The remaining assets of Yorkville have been liquidated and the proceeds used to reduce the obligation to Yorkville's former secured lender, Chase Manhattan Bank ("Chase"). Concurrent with the sale, Yorkville ceased operations. Yorkville had been acquired by the Company in December 1989.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

        The Company had entered into a repayment and forbearance agreement with Chase for the Yorkville debt which had previously been guaranteed by the Company and a binding settlement pursuant to a court stipulation with the former owners of Yorkville (the "Former Yorkville Owners") requiring cash payments and the registration and issuance of the common stock of the Company to the Former Yorkville Owners. Pursuant to the Refinancing and Settlement Transaction completed on July 22, 1994 (described in Note
        13), the Chase obligation was fully satisfied, and the remaining obligation to the Former Yorkville Owners consists of registering and issuing no less than 875,000 shares of common stock of the Company to the Former Yorkville Owners by June 30, 1995 with an aggregate minimum value of $1,587,000. (See Note 13 for a description of the remaining obligation.) The present value of the remaining payments (cash and stock) which had been due under the forbearance and settlement agreements were paid in full from the proceeds of the Refinancing and Settlement Transaction described in Note 13 and are included in the net liabilities of discontinued operations.

        The net liabilities of Yorkville have been included in net non-current liabilities of discontinued operations based on the applicable balance sheet classifications. The composition of net liabilities relating to Yorkville is as follows:

                                                                                     MARCH 31,
                                                                              1995                1994

            Cash                                                        $         -         $          2,000
            Receivables                                                           -                   60,000
            Accrued liabilities                                                   -                 (125,000)
            Due to Chase Manhattan Bank                                           -               (3,885,000)
            Due to Former Yorkville owners                                    (1,520,000)         (1,911,000)
                                                                        ----------------    ----------------
                                                                              (1,520,000)         (5,859,000)

            Less amounts settled (Note 13)                                        -                4,520,000
                                                                        ----------------    ----------------
                Net liabilities of discontinued operations              $     (1,520,000)   $     (1,339,000)
                                                                        ================    ================

            Net non-current liabilities                                 $     (1,520,000)   $     (1,339,000)
                                                                        ================    ================

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

  3.    INVENTORIES

                                                                                     MARCH 31,
                                                                              1995                1994

        Inventories consist of:

            Raw materials                                               $      2,593,000    $      1,803,000
            Work-in-process                                                    1,250,000             814,000
            Finished goods                                                     1,031,000             391,000
                                                                        ----------------    ----------------
                                                                        $      4,874,000    $      3,008,000
                                                                        ================    ================

  4.    PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consist of the following:

                                                                                     MARCH 31,
                                                                              1995                1994

            Land and buildings                                          $      4,020,000    $      3,885,000
            Vehicles and related equipment                                        33,000              38,000
            Machinery and equipment                                            7,632,000           7,038,000
            Furniture and fixtures                                               322,000             285,000
            Leasehold improvements                                               617,000             617,000
                                                                        ----------------    ----------------
                                                                              12,624,000          11,863,000
            Less accumulated depreciation                                      4,978,000           3,965,000
                                                                        ----------------    ----------------
                                                                        $      7,646,000    $      7,898,000
                                                                        ================    ================

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

  5.    DEBT

        Debt consists of the following:

                                                                                     MARCH 31,
                                                                              1995                1994

            Decora Industries, Inc. Credit Facility (a)                 $         -         $        564,000
            Decora Manufacturing Debt (b)                                     14,625,000           9,500,000
            Decora Manufacturing Line of Credit (b)                            1,704,000           1,194,000
            ComTel Debt (c)                                                       -                   -
            Convertible Notes (d)                                              2,050,000           2,200,000
            Note Payable to Former Director (e)                                   -                1,200,000
                                                                        ----------------    ----------------
                                                                              18,379,000          14,658,000

            Less:  Amounts due within one year                                (3,157,000)           (875,000)
                   Amounts Settled (a and e) (Note 13)                            -               (1,764,000)
                   Unamortized Debt Discount                                    (216,000)           (705,000)
                                                                        ----------------    ----------------
                                                                        $     15,006,000    $     11,314,000
                                                                        ================    ================


        Amounts maturing within the next five years are: $3,157,000, $7,036,000, $2,849,000, $2,832,000 and $2,505,000.

 (a) The amount owed on a note with InterEast Capital Limited ("IECL"), which had previously been extended to February 1994, had been in default since that date. This balance was repaid from the proceeds of the Refinancing and Settlement Transaction described in Note 13.

 (b) Both the Decora Manufacturing term loan and the line of credit facility were extended and modified in July 1994 as part of the Refinancing and Settlement Transaction described in Note 13. The loan bears interest at 9.52% and is secured by certain of Decora Manufacturing's accounts receivable, inventory and property and equipment. Decora Manufacturing also has a revolving line of credit of up to $6 million secured by various accounts receivable, inventory and equipment. The amount outstanding under the facility bears interest at prime plus 1 1/4%. Availability under this credit facility is limited by specified percentages of receivables and inventories.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

        In addition to the term loan, Decora Manufacturing issued $7 million of 14% senior subordinated notes of which interest on the notes is payable semi-annually. On April 1, 1995, the repayment terms of the notes were extended to include a payment of $4 million due on April 15, 1996 and $1.5 million due on April 15, 1997 and 1998. Warrants were issued which are exercisable by April 15, 1998 (or upon the public offering of the shares of Decora Manufacturing, if earlier) into 20% of the equity of Decora Manufacturing for a nominal cash payment. If there has been no public offering of the shares of Decora Manufacturing by April 15, 1997, these warrants can then be "put" to the Company for a cash payment based upon earnings of Decora Manufacturing. The date of such put was extended from April 15, 1995 to April 15, 1997 with the consent of the lender as part of the Refinancing and Settlement Transaction described in Note 13. At March 31, 1995, the warrants were valued at $1,425,000. Changes in the value of the warrants (based upon results of operations and financial position of Decora Manufacturing) are charged or credited to interest expense. During the years ended March 31, 1995, 1994 and 1993, $0, $200,000 and $125,000 were credited, respectively. The note is recorded net of unamortized discount of $216,000 and $646,000 at March 31, 1995 and 1994, respectively.

 (c) In connection with the acquisitions of the Siemens divisions, ComTel issued promissory notes for $1,375,000. The balances on these notes at March 31, 1995 and 1994 were $50,000 and $755,000, respectively, and these amounts were included in long-term liabilities of discontinued operations. During fiscal 1995, the notes were renegotiated and Siemens relinquished all claims against the assets of ComTel for consideration of $50,000 which is to be paid in fiscal 1996.

        ComTel has a revolving credit facility which provides for borrowings of up to $2,500,000 and had a $750,000 term loan at March 31, 1995. Both credit facilities were secured by certain of its fixed assets and substantially all of its inventory and receivables. As part of the transaction relating to the June 1994 sale of its El Paso facility, ComTel repaid $550,000 of the term loan. The remainder of the term loan was repaid during fiscal 1995. Amounts outstanding against the credit line at March 31, 1994 were $1,800,000. As part of the transaction related to the sale of its telecommunication assets, ComTel repaid $250,000 of the line of credit balance. As part of the transaction relating to the sale of the manufacturing division, ComTel repaid $800,000 of the line of credit balance subsequent to March 31, 1995. In June 1995, the remaining balance of $750,000 was repaid with a borrowing from the Decora Manufacturing revolving line of credit facility. The term loan and the line of credit amounts are included in net current liabilities of discontinued operations.

 (d) On November 3, 1992, the Company borrowed $1,500,000 from a private lender and issued a convertible note. As part of the transaction, the Company also issued 89,076 shares of its common stock, warrants to purchase 225,000 shares of common stock at $1.40 per share and warrants for an additional 100,000 shares of common stock at prices contingent upon the future market price of the Company's common stock. The convertible note is due November 3, 1995, and bears interest at 12% per annum, payable in the form of the Company's common stock. In

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

       June 1993, the Company borrowed $550,000 from a private lender and issued a convertible note. On March 15, 1995, the note was extended to December 31, 1995, and is convertible into shares of the company's common stock computed at 40% of the market price on the date of conversion. Interest is payable at the rate of 12%.

        At March 31, 1994, the Company had a convertible note in the principal amount of $150,000 payable to a private investor. In June 1994, the note was converted to 132,000 shares of the Company's common stock.

 (e) The amount of $1,200,000 owed to a former director which had been in default since October 1993 was satisfied through a payment of $1,014,000 ($800,000 principal and $214,000 of legal fees and interest) from the proceeds of the Refinancing and Settlement Transaction described in Note 13.

  6.    COMMON STOCK

        At March 31, 1995, the Company had an aggregate of 4,838,000 shares of common stock reserved for: (1) Options for the purchase of 4,013,000 shares of common stock, and (2) exercise of warrants for common stock of 450,000 at $0.75 per shares, 275,000 at $1.40 per share and 100,000 at a range of $0.50-$1.40 per share. On October 5, 1988, the shareholders of the Company approved the Decora Industries, Inc. 1988 Employee Stock Purchase Plan pursuant to which a total of 500,000 shares of the Company's common stock may be issued to participants during the term of the Plan at an issue price of 85% of fair market value at the date of purchase. No shares have been purchased pursuant to the Plan.

  7.    STOCK OPTIONS

        The Company has a Stock Option Plan covering the directors and employees of the Company and its subsidiaries adopted in 1987 ("1987 Plan") under which 1,700,000 shares of common stock are available for grant. The Plan is administered by a committee of the Board of Directors of the Company who are not covered by the Plan. All options granted under the 1987 Plan terminate either five years or ten years after the date of grant and those granted vest quarterly subsequent to the grant date over a three-year period unless modified by the Company. Options for 730,000 shares of common stock have been exercised to date.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

        The following summarizes the Company's stock option activity for the years ended March 31, 1995 and 1994:


                                             MARCH 31, 1995                           MARCH 31, 1994
                                      NUMBER OF            PRICE               NUMBER OF           PRICE
                                       OPTIONS           PER SHARE              OPTIONS          PER SHARE
           Beginning balance          3,999,000        $.50 - $1.86            3,999,000        $.50 - $2.25
           Options granted            1,175,000       $1.03 - $2.00            1,075,000       $1.03 - $1.86
           Options exercised            (50,000)              $1.00                -                  -
           Options expired           (1,111,000)       $.75 - $1.86           (1,075,000)       $.85 - $2.25
                                     ----------        ------------           ----------        ------------

           Ending balance             4,013,000        $.50 - $2.00            3,999,000        $.50 - $1.86
                                     ==========        ============           ==========        ============
           Exercisable                3,406,000                                3,145,000
                                     ==========                               ==========

  8.    INCOME TAXES

        The provision (benefit) for income taxes charged to continuing operations for the years ended March 31, 1995, 1994 and 1993 were as follows:

                                                               1995              1994               1993
            Current tax expense (benefit):
              Federal                                    $       (3,000)     $     31,000       $       -
              State                                             232,000            81,000         (30,000)
                                                         --------------      ------------       ---------
              Total current                                     229,000           112,000         (30,000)

            Deferred tax benefit                             (1,400,000)             -                  -
                                                         --------------      ------------       ---------
            Provision (benefit) for income taxes         $   (1,171,000)     $    112,000       $ (30,000)
                                                         ==============      ============       =========

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

        Deferred tax liabilities (assets) are comprised of the following at March 31, 1995 and 1994:


                                                   1995           1994

     Depreciation                              $   244,000    $   158,000
     Discontinued operations                       378,000        388,000
     Organization cost amortization                137,000         81,000
                                               -----------    -----------
                                                   759,000        627,000
                                               -----------    -----------
     Net operating loss carryforwards           (6,178,000)    (6,654,000)

     Inventory valuation allowance                 (81,000)      (127,000)
     Loss on sale of ComTel assets                (154,000)          -
     Deferred compensation liability              (106,000)      (101,000)
     Other                                        (219,000)       (86,000)
                                               -----------    -----------
                                                (6,738,000)    (6,968,000)
                                               -----------    -----------
     Deferred tax assets valuation allowance     4,579,000      6,341,000
                                               -----------    -----------
     Deferred taxes, net                       $ 1,400,000    $      -
                                               ===========    ===========



        The provision (benefit) for income taxes for the three years ended March 31, 1995 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following:


                                                1995          1994            1993
     Pretax income at statutory rate        $    13,000    $   106,000    $   225,000
     State tax expense (benefit)                232,000         81,000        (30,000)
     Effect of net operating loss               (16,000)       (75,000)      (225,000)
     Change in valuation allowance           (1,400,000)          -              -
                                            -----------    -----------    -----------
     Provision (benefit) for income taxes   $(1,171,000)   $   112,000    $   (30,000)
                                            ===========    ===========    ===========



        Approximately $17,652,000 of the company's loss carryforwards remain available at March 31, 1995. Their use is limited to future taxable earnings of the Company. The carryforwards expire over the period 1999 through 2007.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

        Management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit associated with future deductible temporary differences and the net operating loss carryforwards prior to their expiration. This belief is based upon, among other factors, changes in operations that have occurred during 1994 and 1995. Specifically, cost savings associated with capital investments in and strategic realignment of Decora Manufacturing have improved operating results. As described in Note 2, the Company divested itself of its ComTel subsidiary, which had generated significant operating losses in 1994 and 1995.

        Management believes that the valuation allowance is appropriate given the current estimates of future taxable income. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to expense. However, if the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income.

  9.    COMMITMENTS

        COMPENSATING BALANCE
        Under an agreement with the lending bank at March 31, 1995, the Company maintained on deposit a $200,000 compensating balance, which represented an additional security interest pledged to the bank for payment of a note of a discontinued subsidiary and performance of certain obligations pursuant to the note guarantee agreement.

 10.    LEGAL PROCEEDINGS

        The Company is involved in various legal proceedings, the ultimate resolution of which, in the opinion of management of the Company, will not have a material impact on the financial condition or results of operations of the Company.

 11.    BUSINESS AND CREDIT CONCENTRATIONS

        Decora Manufacturing's primary customer is Rubbermaid Inc., who accounted for $37,764,000 (93%), $37,327,000 (94%) and $37,255,000 (97%)
        of net sales in fiscal 1995, 1994 and 1993, respectively. Gross accounts receivable with Rubbermaid at March 31, 1995, 1994 and 1993 were $1,601,000 (63%), $2,806,000 (81%) and $1,969,000 (89%), respectively.
        The Company believes there are no significant credit risk in existence with respect to these accounts receivable.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

 12.    SUPPLEMENTAL CASH FLOW INFORMATION

        Changes in current assets and liabilities, exclusive of acquisitions and dispositions of subsidiaries, were as follows:

                                                            1995          1994           1993

        (Increase) decrease in
         accounts receivable                            $   966,000    $(1,055,000)   $(1,167,000)
        Increase in inventory                            (1,866,000)      (306,000)      (690,000)
        (Increase) decrease in other assets                 (42,000)       322,000        340,000
        Increase (decrease) in
         accounts payable                                  (909,000)     1,342,000      1,046,000
        Increase in accrued liabilities                     127,000        252,000          8,000
                                                        -----------    -----------    -----------
                                                        $(1,724,000)   $   555,000    $  (463,000)
                                                        ===========    ===========    ===========

Supplemental cash flow information is as follows:

        Cash paid during the year for interest          $ 1,731,000    $ 1,519,000    $ 2,215,000
                                                        ===========    ===========    ===========
        Cash paid during the year for
        income taxes                                    $   235,000    $   133,000    $   175,000
                                                        ===========    ===========    ===========


 13.    REFINANCING AND SETTLEMENT TRANSACTION

        On July 22, 1994, the Company and its subsidiary, Decora Manufacturing, entered into several transactions to repay four major creditors of the Company. The transactions and the effect upon each creditor is described below.

        Effective July 1994, the borrowing transaction resulted in an increase in the amount outstanding under the term loan from $2,000,000 to $8,000,000. In addition, Decora Manufacturing obtained a commitment for up to an additional $1,000,000 to finance capital improvements. The terms of the line-of-credit facility (Note 5) were also modified and the expiration of the facility was extended to July 31, 1996. The additional net proceeds from the borrowing ($6,000,000) were advanced by Decora Manufacturing to the Parent Company (Decora Industries, Inc.) for the purpose

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

        of repaying certain creditors as described below. The repayment of the creditors was effected as follows:

        1. Under a Forbearance Agreement with Chase Manhattan Bank ("Chase") relating to the Company's former Yorkville Industries, Inc. subsidiary ("Yorkville"), a payment of $2,200,000 was due on February 1, 1994. Since that payment was not made, Chase demanded payment of the entire amount due (approximately $3,885,000). Chase received $3,380,000 from the proceeds of the Refinancing and Settlement Transaction and has released all claims against the Company.

        2. To comply with the settlement terms reached in November 1992 with the former owners of Yorkville (the "Former Yorkville Owners"), the Company was obligated to register with the Securities and Exchange Commission and issue to the Former Yorkville Owners its common shares valued at approximately $1,587,000. The Company was unable to register the securities due to matters pertaining to other creditors as described herein. In addition, pursuant to the settlement terms with the Former Yorkville Owners, monthly payments were continuing to such owners and to Chase. As part of the Refinancing and Settlement Transaction, the Company paid $751,000 to the Former Yorkville Owners to decrease the monthly payment obligations and has also obtained an extension of the effective date of the registration requirements. The transaction (and related settlement with Chase) also released the Former Yorkville Owners' collateral then being held by Chase and concurrently the obligation of the Company to indemnify the Former Yorkville Owners if such collateral had been sold by Chase.

            After the Settlement and Repayment Transaction, the only remaining obligation of the Company to the Former Yorkville Owners is the registration and issuance to them of shares of the Company's common shares having an aggregate minimum value of $1,587,000 by June 30, 1995. The Company filed the registration statement, but it was not effective by that date. Accordingly, on July 5, 1995, a notice of default was received from the Former Yorkville Owners. The Company has at least until July 25, 1995 to cure. The Company believes that if it is unable to cure, a reasonable extension can be procured from the Former Yorkville Owners.

        3. The balance of a note due to IECL of approximately $564,000 was paid in full from the proceeds of the Refinancing and Settlement Transaction (see Note 5).

        4. The note payable to the former director was satisfied through a payment of $1,014,000 from the proceeds of the Refinancing and Settlement Transaction (see Note 5).

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

        5. In addition to repayment of the creditors, the repayment terms of the increased term loan ($8,000,000) to Decora Manufacturing were also modified to provide for four quarterly payments of $125,000 from August 31, 1994 to May 31, 1995; an additional fifteen quarterly payments of $333,000 from August 31, 1995 through February 28, 1999 and a final payment of $2,505,000 on May 31, 1999.

        The debt which was settled as reflected in the accompanying consolidated balance sheet at March 31, 1994 was as follows:

            Amount due Chase Manhattan Bank                             $      3,885,000
            Note payable to former director                                    1,200,000
            Monthly cash payments due former
             Yorkville owners (at present value)                                 635,000
            Amount due IECL                                                      564,000
                                                                        ----------------
                Total debt settled and refinanced                       $      6,284,000
                                                                        ================

        The resulting gain from the Refinancing and Settlement Transaction, net of certain costs, is not considered to be material in relation to the consolidated results of operations of the Company.

 14.    QUARTERLY DATA (UNAUDITED)


                                                              FISCAL 1995
                                          1ST          2ND        3RD          4TH        YEAR
                                              (dollars in thousands, except per share data)
Net sales                             $   11,017   $   10,545   $  8,955   $   9,897   $   40,414
Gross profit                          $    2,857   $    2,785   $  3,026   $   2,948   $   11,616
Income from continuing
 operations                           $      543   $      547   $    216   $   1,102   $    2,408
Discontinued operations:
  Income (loss) from operations       $      (90)  $        2   $   (195)  $    (592)  $     (875)
  Provision for discontinued
   operations                         $    -       $   -        $   -      $    (422)  $     (422)
Net income                            $      453   $      549   $     21   $      88   $    1,111

Income (loss) per share:

  Continuing operations               $      .02   $      .02   $    .01   $     .03   $      .08
  Discontinued operations                  -           -            (.01)       (.03)        (.04)
                                      ----------   ----------   --------   ---------   ----------

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

    Income per share                  $      .02   $      .02   $   -      $    -      $      .04
                                      ==========   ==========   ========   ==========  ==========


                                                              FISCAL 1994
                                          1ST          2ND        3RD          4TH        YEAR
                                              (dollars in thousands, except per share data)
Net sales                             $   10,910   $    9,536   $  8,835   $   10,674   $    39,955
Gross profit                          $    2,662   $    2,435   $  2,496   $    2,793   $    10,386
Income from continuing
 operations                           $      507   $      262   $    374   $      486   $     1,629
Discontinued operations:
  Income (loss) from operations       $       41   $      191   $    (38)  $   (1,463)  $    (1,269)
  Provision for discontinued
   operations                         $    -       $    -       $   -      $     (212)  $      (212)
Net income (loss)                     $      548   $      453   $    336   $   (1,189)  $       148

Income (loss) per share:
  Continuing operations               $      .02   $      .01   $    .01   $      .02   $       .06
  Discontinued operations                  -              .01       -            (.06)         (.05)
                                      ----------   ----------   --------   ----------   -----------
    Income (loss) per share           $      .02   $      .02   $    .01   $     (.04)  $       .01
                                      ==========   ==========   ========   ==========   ===========