Form 10-K/A
period 1995-03-31
DECORA INDUSTRIES INC
filed 1995-07-25
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                               ------------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                               ------------------

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

           For the fiscal year ended March 31, 1995.

                        Commission File Number: 0-016072

                             DECORA INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                68-0003300
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

             1 MILL STREET
         FORT EDWARD, NEW YORK                            12828
(Address of principal executive offices)                (Zip Code)


                                 (518) 747-6255
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:


                                                         Name of each exchange
Title of Each Class                                       on which registered
- -------------------                                      ---------------------
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

                                Yes     X          No
                                      -----            -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 Yes    X          No
                                      -----            -----

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

         10.26 Form of Option Agreement dated as of July 15, 1992, by and between Richard G. Winslow and the Company.(7)

         10.27 Asset Purchase Agreement date May 14, 1993 by and among ComTel Industries, Inc., the Company and Sun Financial Group, Inc.(7)

         10.28 Employment Agreement, dated as of July 1, 1993, by and between the Company and Timothy J. Burditt.(7)

         10.29   1988 Employee Stock Purchase Plan.(7)

         10.30 Amendment Agreement dated as of July 3, 1993 by and between the Company and InterEast Capital. (8)

         10.31 Second Amendment to Secured Revolving Line of Credit Agreement dated as of July 29, 1993 by and between Decora and Fleet Bank of New York (successor to Norstar).(8)

         10.32 Revision to Secured Promissory Note (originally dated July 5, 1990, in the principal amount of $850,000), effective September 28, 1992, by and between ComTel Metals, Inc. and Siemens Stromberg-Carlson.(8)

         10.33 Subordination Agreement, dated September 28, 1992, by and among ComTel, ComTel Metals, Inc., Siemens Stromberg- Carlson and Fleet Bank of New York.(8)

         10.34 Labor Agreement, effective June 9, 1992, by and between Decora Manufacturing and Local #13 United Paperworkers International Union.(8)

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

         10.71 Manufacturing Agreement dated April 12, 1995 by and among Decora Industries, Inc., Decora, Incorporated and Rubbermaid Incorporated (11)(12).

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

         (12)        Filed herewith.

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

                                           DECORA INDUSTRIES, INC.


                                           By: /s/ Nathan Hevrony
                                               -----------------------
                                               Nathan Hevrony
                                               Chief Executive Officer


Dated:   July 24, 1995