Form 10-Q
period 1995-06-30
DECORA INDUSTRIES INC
filed 1995-08-14
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON,  DC  20549

                              --------------------

                                   FORM 10-Q

                              --------------------

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1995
                         Commission File Number 0-16072

                            DECORA INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                                    68-0003300
         (State or other jurisdiction of                            (I.R.S. Employer
         incorporation or organization)                             Identification No.)

                 ONE MILL STREET
                 FORT EDWARD, NY                                      12828
         (address of principal executive office)                    (Zip code)

         Registrant's telephone number                              (518) 747-6255
         (including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days.

                           Yes   X          No
                               -----           -----

At August 11, 1995 there were 32,053,435 shares of Common Stock of the registrant outstanding. This document consists of 14 pages.

                            DECORA INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
PART I   FINANCIAL INFORMATION
------

  Item 1.        Financial Statements.

                 Unaudited Consolidated Balance Sheets
                 as of June 30, 1995 and March 31, 1995                               3 - 4

                 Unaudited Consolidated Statements of
                 Operations for the Quarters ended
                 June 30, 1995 and 1994                                                 5

                 Unaudited Consolidated Statements of
                 Cash Flows for the Quarters Ended
                 June 30, 1995 and 1994                                                 6

                 Notes to Unaudited Consolidated
                 Financial Statements                                                 7 - 8


  Item 2.        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.                      9 - 11


PART II  OTHER INFORMATION                                                             12
-------



SIGNATURES                                                                             14

PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            DECORA INDUSTRIES, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                      June 30, 1995     March 31, 1995
                                                                      --------------    --------------
ASSETS

Current assets:
    Cash and cash equivalents                                            $   196           $   309
    Accounts receivable, less allowances                                   5,384             2,941
    Inventories (Note 2)                                                   5,017             4,874
    Net current assets of discontinued
      Operations- ComTel (Note 3)                                            329                 -
    Prepaid expenses and other current assets                                747               503
                                                                         -------           -------
        Total current assets                                              11,673             8,627

Property and equipment, net                                                8,090             7,646

Notes receivable                                                           1,560             1,560

Intangibles, net & other assets                                           11,683            11,788

Deferred income taxes                                                      1,400             1,400
                                                                         -------           -------
        Total Assets                                                     $34,406           $31,021
                                                                         =======           =======




     See accompanying notes to unaudited consolidated financial statements.

                            DECORA INDUSTRIES, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                       JUNE 30, 1995    MARCH 31, 1995
                                                                       -------------    --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                     $  3,587          $  2,840
    Accrued liabilities                                                     1,332             1,791
    Current portion of long-term debt                                       7,375             3,157
    Net current liabilities of discontinued
      operations - ComTel                                                       -               601
                                                                         --------          --------
        Total current liabilities                                          12,294             8,389

Long-term debt                                                             13,899            15,006
Net non-current liabilities of discontinued
  operations - Yorkville                                                    1,587             1,520
Other non-current liabilities                                                 304               285
                                                                         --------          --------
        Total liabilities                                                  28,084            25,200
                                                                         --------          --------
Warrants in subsidiary                                                      1,525             1,425
                                                                         --------          --------
Shareholders' equity:
    Common stock, $.01 par value; 45,000,000 shares authorized;
      30,717,737 shares issued and outstanding                                307               307
    Additional paid-in capital                                             28,288            28,288
    Accumulated deficit                                                   (23,798)          (24,199)
                                                                         --------          --------
        Total shareholders' equity                                          4,797             4,396
                                                                         --------          --------
        Total Liabilities and Shareholders' Equity                       $ 34,406          $ 31,021
                                                                         ========          ========





     See accompanying notes to unaudited consolidated financial statements.

                            DECORA INDUSTRIES, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                QUARTER ENDED JUNE 30,
                                                                ----------------------
                                                                1995             1994
                                                               ------           -------
Revenues                                                       $9,702           $11,017

Cost of goods sold                                              7,054             8,160
                                                               ------           -------
Gross profit                                                    2,648             2,857

Marketing, general and
   administrative expense                                       1,533             1,782
                                                               ------           -------
Operating income                                                1,115             1,075

Interest expense                                                  701               504
                                                               ------           -------
Income from continuing
    operations before taxes                                       414               571

Provision for taxes                                                13                28
                                                               ------           -------

Income from continuing operations                                 401               543
                                                               ------           -------
Income (loss) from discontinued
     operations - ComTel                                          -                 (90)

Net income                                                     $  401           $   453
                                                               ======           =======

Income (loss) per common share (Note 4):
          Continuing operations                                 $0.01             $0.02
          Discontinued operations - ComTel                        -                 -
                                                               ------           -------
          Net Income                                           $ 0.01           $  0.02
                                                               ======           =======
Average shares of common stock used in
 computation of income (loss) per
 share:                                                        30,718            29,905
                                                               ======           =======





     See accompanying notes to unaudited consolidated financial statements.

                            DECORA INDUSTRIES, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                      QUARTER ENDED JUNE 30,
                                                                                      ----------------------
                                                                                       1995           1994
                                                                                      -------        -------
Cash flows from operating activities:
    Net income                                                                        $   401        $   453

Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
     Depreciation and amortization                                                        465            443
     Amortization of debt discount                                                         48             66
     Accretion of put warrants                                                            100            -
     Net Changes in current assets and liabilities:                                    (2,581)        (2,459)
                                                                                      -------        -------
Net cash (used) by operating activities                                                (1,567)        (1,497)
                                                                                      -------        -------
Cash flows from investing activities:
     Purchase of fixed assets                                                            (813)           (61)
     Increase (Decrease) in net assets and
       liabilities of discontinued operations                                            (863)            72
                                                                                      -------        -------
Net cash (used) provided by investing activities                                       (1,676)            11
                                                                                      -------        -------
Cash flows from financing activities:
    Long-term borrowings                                                                3,255          1,892
    Repayment of debt                                                                    (125)          (775)
    Proceeds from issuance of common stock                                                -              182
                                                                                      -------        -------
Net cash provided by (used in) financing activities                                     3,130          1,299
                                                                                      -------        -------
Net (decrease) in cash                                                                   (113)          (187)
Cash at beginning of period                                                               309            320
                                                                                      -------        -------
Cash at end of period                                                                 $   196        $   133
                                                                                      =======        =======






     See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - Integration of Financial Statements Reported on Form 10-K

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Form 10-K for the fiscal year ended March 31, 1995, filed with the Securities and Exchange Commission (File No. 0-16072) (the "Form 10-K"). In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1995 and March 31, 1995, and the results of its operations and cash flows for the periods presented. Certain reclassifications of prior year amounts have been made to conform to current year's presentation.


NOTE 2 - Inventories

Inventories at June 30, 1995 and March 31, 1995 consisted of the following:

                                                          JUNE 30, 1995        MARCH 31, 1995
                                                          --------------       --------------
                                                                       (In thousands)
         Raw Materials                                    $    3,074             $     2,593
         Work-in-Process                                       1,843                   1,250
         Finished Goods                                          100                   1,031
                                                          ----------             -----------
                                                          $    5,017             $     4,874
                                                          ==========             ===========




NOTE 3 - Sale of ComTel

As more fully described in the Form 10-K, on June 14, 1995, the Company completed the sale of the fixed assets and inventory related to the last remaining division of ComTel's business. The selling price was $1,370,000 (consisting of $1,100,000 cash and a note for $270,000) plus the assumption of $75,000 of liabilities. The note receivable bears interest at 10% payable semi-annually, and will be repaid quarterly until December 1995 based on usage of purchased inventory. After certain adjustments, the remaining balance will be payable three years thereafter. In addition, in conjunction with the sale, claims on ComTel's assets with respect to a $300,000 note payable to a customer were forgiven except for $50,000 which is to be paid from the proceeds of the note receivable. The transactions resulted in a loss approximating $540,000 with respect to the book value of the related assets at that date which was reserved for on the Company's financial statements as of March 31, 1995.

Certain liabilities of the ComTel businesses, which were not guaranteed by the Company, were not assumed by the buyers of those business units. As a result, the Company is in the process of settling these liabilities for less than face value and expects to be able to do so. Certain remaining notes and accounts receivable were not sold to the buyers. While the Company expects that losses will be incurred on a portion of such receivables, which are provided for at March 31, 1995, no assurances can be given that management's estimate of such losses will be accurate or that any such losses will be offset by additional negotiated discounts of liabilities.

While the Company remains obligated for certain trade liabilities of its former ComTel business, no operations or employees remain and no further losses are expected to be incurred with respect to the ComTel operations.

The results of operations of ComTel have been reported as discontinued operations in the accompanying financial statements.



NOTE 4 - Earnings per Share

The number of shares of common stock and common stock equivalents used in the computation of earnings per share for each period is the weighted average number of shares outstanding during the periods and, if dilutive, common stock options, warrants and convertible securities which are common stock equivalents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's financial statements include the consolidated financial position at June 30, 1995 and March 31, 1995 and the consolidated results of operations for the three months ended June 30, 1995 and 1994 of Decora Industries, Inc. (the "Company) and its subsidiaries. The Company operates through its wholly-owned subsidiary, Decora Manufacturing, which is the Company's core business and only operating subsidiary following the sale of the last operation of its previously discontinued subsidiary, ComTel, on June 14, 1995. All operating losses for any of the discontinued operations of the Company as well as for the disposal of ComTel were accrued for and reported net of tax as of March 31, 1995.

During the first quarter, the Company continued to execute its operating plan which included the addition of new operations discussed below and preparing for the introduction of refined product lines for the wallcovering and European markets in the fall and winter of 1995. Such new products were introduced last year and management has anticipated that any significant growth in revenues from these programs would not begin until the fall of 1995.

As part of its overall expansion plan, on April 17, 1995 the Company's Decora Manufacturing subsidiary signed an expanded exclusive manufacturing agreement with its largest customer, Rubbermaid Incorporated. Under the new agreement , in addition to the ongoing exclusive manufacturing agreement, the Company will perform consumer packaging operations in its Fort Edward, NY facility for its decorative products line which had been performed by Rubbermaid. The Company anticipates that the additional manufacturing operations, which will centralize an integrated manufacturing process with resulting time and cost efficiencies, will generate incremental annual revenues of approximately $7,000,000 to $7,500,000 in the first full year of operations and is anticipated to contribute to the overall profitability of the decorative coverings business.

The new agreement which expires on March 31, 1999 became effective in July
1995 at which time the Company had commenced initial production of the additional consumer packaging steps acquired from Rubbermaid. The consolidation of these operations in one facility will enable the Company and its customer to accelerate the conversion process and reduce working capital employed in the product line. As a result, management anticipated that overall manufacturing volume and sales to Rubbermaid would be lower in the first year as excess work-in-process inventory that was previously sold to Rubbermaid is used during the consolidation of operations as Decora is now in total production of products from raw materials to finished goods in its Fort Edward facility. While a more gradual reduction in inventory levels was anticipated, Rubbermaid used a significant portion of such inventory during the recent quarter resulting in significantly lower revenues for the quarter ended June 30, 1995 versus the prior year.



RESULTS OF CONTINUING OPERATIONS AND FORWARD LOOKING INFORMATION

Revenue of the Company was $9,702,000 for the quarter ended June 30, 1995 compared to $11,017,000 for the same period in the prior year. As discussed above, the lower revenue in the current period was primarily the result of the utilization of now-excess inventories previously sold by the Company to Rubbermaid and resulting from the consolidation of manufacturing operations pursuant to the expanded agreement with Rubbermaid. Decreased revenues from previously discontinued industrial products were offset by increases in the Company's new European, wallcovering and Wearlon(R) liquid coating product lines. The new manufacturing operations are not yet producing at anticipated volumes however management anticipates that any remaining inventory consolidation will be gradually exhausted as production out-put is increased and that new product sales will increase at the end of the second quarter and into the third quarter when revised product offerings are introduced in the fall of 1995 and winter of 1996.

While revenue was 12% lower, the Company's gross profit only declined by 7% from $2,857,000 for the quarter ended June 30, 1994 to $2,648,000 in the current quarter. The Company's gross profit margin of 27% was favorably impacted by the capitalization of certain labor and overhead costs directly related to the installation and start-up of the new manufacturing operations and by positive manufacturing variances related to product mix.

Operating Income of the Company increased slightly from $1,075,000 in the prior year's quarter to $1,115,000 for the quarter ended June 30, 1995. Decreased gross profits were offset by lower research and development expenditures and lower product development and sales and marketing expenditures in certain product categories as well as reduced corporate administrative expense.

Interest expense greatly increased from $504,000 in fiscal 1994 to $701,000 in fiscal 1995. This increase resulted primarily from the impact of the Refinancing and Settlement transaction completed in the prior year which reduced interest expense in the prior year's quarter, increased interest rates on floating rate debt, increased borrowings under the Company's line of credit and a charge of $100,000 to interest expense as a result of a non-cash accretion of the put option of the Company's operating subsidiary's subordinated lender. The Company anticipates making additional accruals of this put option in future quarters.

While Rubbermaid continues to be the Company's largest customer and the relationship is expanding, revenues from other new customers and products also
contributed to the Company's financial results.   It is anticipated that such
products and marketing activities will add growth to the relatively flat revenues experienced in the last few years from the mature domestic Con-Tact(R) business.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased by $859,000 from March 31, 1995 to June 30, 1995. While seasonal increases in receivables, inventories and prepaid expenses resulted in a $3,046,000 increase in current assets, such increase was offset primarily by the change in the Company's current portion of long term debt. The first payment due to the Company's operating subsidiary's subordinated lender, CIGNA of $4,000,000 is due April 15, 1996 and accordingly is classified as current in the June 30, 1995 balance sheet.

Cash balances as of June 30, 1994 were $196,000 which were primarily held by the Company's Decora Manufacturing subsidiary and are limited by certain debt covenants as to use. Decora Manufacturing continues to expend funds on machinery and facility improvements related to the addition of new manufacturing operations for Rubbermaid described above in addition to normal capital expenditures. While the Company has been financing these expenditures on a short term basis through operating cash flow and its bank line of credit, the Company is in the process of executing a long-term financing plan for these expenditures to substitute working capital use with long term borrowings which combines (a) borrowing approximately $2,875,000 through the issuance of long term tax-exempt industrial development bonds and through a low cost loan from the local municipal development corporation, (b) receipt of interest subsidy and job training grants through existing state programs and (c) sharing of certain project costs with Rubbermaid. In addition to the above plan, management believes that it will be able to favorably negotiate extended terms for the current portion of its non-bank debt which totals $6,050,000 and consists of maturities of $1,500,000, $550,000 and $4,000,000 in November 1995, December
1995 and April 1996, respectively. The Company also owes former directors and officers of the Company with respect to a contingent obligation of approximately $186,000 which resulted from a settlement and restricted stock issuance in 1992 and which came due in September 1994.

Capital expenditures for the fiscal quarter ended June 30, 1995 were approximately $813,000 the majority of which were spent on the installation of the new manufacturing operations discussed above. Management anticipates making capital expenditures at ordinary levels during the remainder of the year in addition to remaining expenditures of approximately $875,000 required to complete the installation of the new operations.

SUMMARY

Management believes that short term liquidity needs will be satisfied through operations and through completion of the pending long term industrial development bond financing which is in progress. The routine requirements of the Company will be met in the future through operations and existing credit facilities.

                            DECORA INDUSTRIES, INC.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A description of the Company's legal proceedings is included in the Company's Annual Report on Form 10-K for the year ended March 31, 1995. Except as set forth below, there have been no new material developments in the Company's existing litigation.

In June 1992, a complaint was filed against the Company's ComTel Metals, Inc. Subsidiary in the 210th Judicial District Court of Texas by a former employee of the subsidiary. The claim sought damages stemming from the alleged wrongful termination of the plaintiff. This matter was settled in July 1995.

Pursuant to a court mandated settlement in July 1994 of an action filed in the Supreme Court of the State of New York, the Company was obligated to the Former Owners of the Company's Yorkville subsidiary to file a registration statement for the purpose of registering shares worth $1,587,000 and have it effective by June 30, 1995. Such registration statement became effective in July 1995 within the permitted cure period for such default and the shares have been issued.

In July 1995, a complaint was filed in the Supreme Court of the State of New York against the Company and its Decora Manufacturing subsidiary by a former consultant of such subsidiary. The complaint alleges various breaches of a consulting agreement, including failure to pay sums due for services, misrepresentations, deceptive trade practices and wrongful termination of services. The Company believes these claims are without merit and intends to defend the matter vigorously.

The Company and its subsidiaries are defendants in other pending actions, which, in the opinion of management of the Company, are not material to the Company's financial condition or results of operations. Although no assurances can be given regarding the ultimate outcome of such matters, the Company has accrued amounts for the defense and settlement costs which the Company considers adequate.

ITEM 2.  CHANGES IN SECURITIES.

Not Applicable.

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

Not Applicable.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS.

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         (11) Statement regarding computation of per share earnings.

         11.1 Statement regarding computation of per share earnings. (See Note 4 of Notes to Unaudited Consolidated Financial Statements contained in
         Part 1 hereof).

(b) Reports on Form 8-K

         None

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                         DECORA INDUSTRIES, INC.
                                                                    (REGISTRANT)



                                                     BY  /s/  Timothy N. Burditt
                                                         -----------------------
                                                              TIMOTHY N. BURDITT
                                                    EVP ADMINISTRATION & FINANCE





DATED: August 11, 1995