Form 10-Q
period 1995-09-30
DECORA INDUSTRIES INC
filed 1995-11-14
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON,  DC  20549

                              ____________________

                                   FORM 10-Q

                              ___________________

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1995
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

                                  Yes  X           No
                                      ---             ---
At November 10, 1995 there were 32,111,842 shares of Common Stock of the registrant outstanding. This document consists of 15 pages.

                            DECORA INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----

PART I   FINANCIAL INFORMATION
------

  Item 1.        Financial Statements.

                 Unaudited Consolidated Balance Sheets
                 as of September 30, 1995 and March 31, 1995                          3 - 4

                 Unaudited Consolidated Statements of
                 Operations for the Six Months and  Quarters
                 Ended September 30, 1995 and 1994                                      5

                 Unaudited Consolidated Statements of
                 Cash Flows for the Six Months Ended
                 September 30, 1995 and 1994                                            6

                 Notes to Unaudited Consolidated
                 Financial Statements                                                 7 - 8


  Item 2.        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.                       9 - 12


PART II  OTHER INFORMATION                                                              13
-------



SIGNATURES                                                                              15

                                                                       FORM 10-Q



PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            DECORA INDUSTRIES, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                    SEPTEMBER 30, 1995        MARCH 31, 1995
                                                                   -------------------        --------------
ASSETS

Current assets:
   Cash and cash equivalents                                       $                 191    $            309
   Accounts receivable, less allowances                                            5,627               2,941
   Inventories (Note 2)                                                            5,617               4,874
   Net current assets of discontinued
     Operations- ComTel (Note 3)                                                     284             -
   Prepaid expenses and other current assets                                         799                 503
                                                                   ---------------------    ----------------
        Total current assets                                                      12,518               8,627

Property and equipment, net                                                        8,674               7,646

Notes receivable                                                                   1,560               1,560

Intangibles, net & other assets                                                   11,579              11,788

Deferred income taxes                                                              1,400               1,400
                                                                   ---------------------    ----------------

        Total Assets                                               $              35,731    $         31,021
                                                                   =====================    ================



          See accompanying notes to unaudited consolidated financial statements.

                                                                      FORM 10-Q



                            DECORA INDUSTRIES, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      September 30, 1995     March 31, 1995
                                                                      ------------------    ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                     $          3,889    $          2,840
   Accrued liabilities                                                             1,886               1,791
   Current portion of long-term debt (Note 4)                                     12,252               3,157
   Net current liabilities of discontinued
    operations - ComTel                                                           -                      601
                                                                        ----------------    ----------------
        Total current liabilities                                                 18,027               8,389

Long-term debt                                                                     9,392              15,006
Net non-current liabilities of discontinued
 operations - Yorkville                                                           -                    1,520
Other non-current liabilities                                                        323                 285
                                                                        ----------------    ----------------
        Total liabilities                                                         27,742              25,200
                                                                        ----------------    ----------------
Warrants in subsidiary                                                             1,650               1,425
Shareholders' equity:
   Common stock, $.01 par value; 45,000,000 shares authorized;
    32,111,842 shares  issued and outstanding                                        321                 307
   Additional paid-in capital                                                     29,652              28,288
   Accumulated deficit                                                           (23,634)            (24,199)
                                                                        ----------------    ----------------
        Total shareholders' equity                                                 6,339               4,396
                                                                        ----------------    ----------------
        Total Liabilities and Shareholders' Equity                      $         35,731    $         31,021
                                                                        ================    ================




          See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q


                            DECORA INDUSTRIES, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                QUARTER ENDED SEPTEMBER 30,           SIX MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------           ------------------------------
                                                    1995          1994                    1995          1994
                                                   ------        -------                 -------       -------
Revenues                                           $9,500        $10,545                 $19,202       $21,562

Cost of goods sold                                  7,260          7,760                  14,314        15,920
                                                   ------        -------                 -------       -------
Gross profit                                        2,240          2,785                   4,888         5,642

Marketing, general and
   administrative expense                           1,378          1,604                   2,911         3,386
                                                   ------        -------                 -------       -------
Operating income                                      862          1,181                   1,977         2,256

Interest expense                                      682            608                   1,383         1,112
                                                   ------        -------                 -------       -------
Income from continuing
    operations before taxes                           180            573                     594         1,144

Provision  for taxes                                   15             26                      28            54

                                                   ------        -------                 -------       -------
Income  from continuing operations                    165            547                     565         1,090

Income (loss) from discontinued
     operations - ComTel                              -                2                    -              (88)
                                                   ------        -------                 -------       -------
Net income                                           $165           $549                    $565        $1,002
                                                   ======        =======                 =======        ======
Income (loss) per common share (Note 5):
          Continuing operations                     $0.01          $0.02                   $0.02         $0.04
          Discontinued operations                     -            $0.00                    -           ($0.00)
                                                   ======        =======                 =======        ======
          Net Income                                $0.01          $0.02                   $0.02         $0.03
                                                   ======        =======                 =======        ======
Average shares of common stock used in
 computation of income (loss) per
 share                                             31,620         30,251                  31,171        30,078





          See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q


                            DECORA INDUSTRIES, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                          SIX MONTHS ENDED SEPTEMBER 30,
                                                                        ---------------------------------
                                                                              1995                1994
                                                                         ---------           ---------
    Cash flows from operating activities:
      Net income                                                         $     565           $   1,002

    Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Depreciation and amortization                                       1,024                 894
         Amortization of debt discount                                          65                 132
         Accretion of put warrants                                             225                 -
      Net changes in current assets and liabilities:                        (2,543)             (1,950)
                                                                         ---------           ---------
    Net cash (used) provided by operating activities                          (664)                 78
                                                                         ---------           ---------
    Cash flows from investing activities:
         Purchase of fixed assets                                           (1,843)               (263)
         Increase (decrease) in net assets and
            liabilities of discontinued operations                          (2,405)                276
                                                                         ---------           ---------
      Net cash (used) provided by investing activities                      (4,248)                 13
                                                                         ---------           ---------
   Cash flows from financing activities:
      Long-term borrowings                                                   3,874               6,364
      Repayment of debt                                                       (458)               (625)
      Common stock issued in satisfaction of debt                            1,378                 -
      Liabilities settled in refinancing                                      -                 (6,284)
      Proceeds from issuance of common stock                                  -                    424
                                                                         ---------           ---------
      Net cash provided by (used in) financing activities                    4,794                (121)
                                                                         ---------           ---------
      Net (decrease) in cash                                                  (118)               ( 30)
   Cash at beginning of period                                                 309                 320
                                                                         ---------           ---------
   Cash at end of period                                                      $191                $290
                                                                         =========           =========




          See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q


             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - Integration of Financial Statements Reported on Form 10-K

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Form 10-K for the fiscal year ended March 31, 1995, filed with the Securities and Exchange Commission (File No. 0-16072) (the "Form 10-K"). In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1995 and March 31, 1995, and the results of its operations and cash flows for the periods presented. Certain reclassifications of prior year amounts have been made to conform to the current year's presentation.


NOTE 2 - Inventories

Inventories at September 30, 1995 and March 31, 1995 consisted of the following:

                                                     SEPTEMBER 30, 1995        MARCH 31, 1995
                                                     ------------------        --------------
                                                                       (In thousands)
         Raw Materials                                    $    3,118             $     2,593
         Work-in-Process                                         836                   1,250
         Finished Goods                                        1,663                   1,031
                                                          ----------             -----------
                                                          $    5,617             $     4,874
                                                          ==========             ===========




NOTE 3 - Sale of ComTel

As more fully described in the Form 10-K, on June 14, 1995, the Company completed the sale of the fixed assets and inventory related to the last remaining division of ComTel's business. The selling price was $1,370,000 (consisting of $1,100,000 cash and a note for $270,000) plus the assumption of $75,000 of liabilities. The note receivable bears interest at 10% payable semiannually, and will be repaid quarterly until December 1995 based on usage of purchased inventory. After certain adjustments, the remaining balance will be payable three years thereafter. In addition, in conjunction with the sale, claims on ComTel's assets with respect to a $300,000 note payable to a customer were forgiven except for $50,000 which is to be paid from the proceeds of the note receivable. The transactions resulted in a loss approximating $540,000 with respect to the book value of the related assets at that date which was reserved for on the Company's financial statements as of March 31, 1995.

                                                                       FORM 10-Q


Certain liabilities of the ComTel businesses, which were not guaranteed by the Company, were not assumed by the buyers of those business units. As a result, the Company is in the process of settling these liabilities for less than face value and expects to be able to do so. Certain remaining notes and accounts receivable were not sold to the buyers. While the Company expects that losses will be incurred on a portion of such receivables, which were provided for at March 31, 1995, no assurances can be given that management's estimate of such losses will be accurate or that any such losses will be offset by additional negotiated discounts of liabilities.

While the Company remains obligated for certain trade liabilities of its former ComTel business, no operations or employees remain and no further losses are expected to be incurred with respect to the ComTel operations. While significant liabilities associated with ComTel remain, since the sale of the operations, the Company has reduced a substantial portion of such liabilities.

The results of operations of ComTel have been reported as discontinued operations in the accompanying financial statements.

NOTE 4 - Current Portion of Long Term Debt

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a detailed discussion of the increase of the current portion of long term debt during the period.

NOTE 5 - Earnings per Share

The number of shares of common stock and common stock equivalents used in the computation of earnings per share for each period is the weighted average number of shares outstanding during the periods and, if dilutive, common stock options, warrants and convertible securities which are common stock equivalents.

                                                                       FORM 10-Q


ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's financial statements include the consolidated financial position at September 30, 1995 and March 31, 1995 and the consolidated results of operations for the quarters and six month periods ended September 30, 1995 and 1994 of Decora Industries, Inc. (the "Company") and its subsidiaries. The Company operates through its wholly-owned subsidiary, Decora, Incorporated, which is the Company's only operating subsidiary.

During the first six months of fiscal 1996, the Company initiated and completed a significant expansion of its manufacturing operations in order to fulfill the requirements of an expanded and exclusive manufacturing agreement which was signed with its largest customer, Rubbermaid Incorporated, on April 17, 1995. Under the new agreement, the Company has added final consumer packaging steps to its decorative products operation. These operations had previously taken place at Rubbermaid's Statesville, NC facility and during the first half of fiscal 1996 the Company absorbed such operations in its Fort Edward, NY facility by relocating machinery and equipment required in the finishing operation.

In the short term, the relocation of these operations from Rubbermaid to Decora has required significant capital investment, higher operating expenses and reduced interim production volume. Additionally, during the consolidation of operations, inventory previously sold to Rubbermaid in the form of
work-in-process had to be absorbed.   While a gradual reduction in inventory
levels was anticipated, Rubbermaid used a significant portion of such inventory during the recent half resulting in significantly reduced revenues for the six months ended September 30, 1995 versus the prior year. Management believes that the majority of Rubbermaid's inventory absorption has been completed and that more normal order patterns will resume during the second half of the year.

In addition to the manufacturing expansion described above, during the first half of the year the Company redefined its product offering to Rubbermaid under which a more focused decorative covering and shelf liner product line for the housewares market was adopted, allowing Decora to expand sales of products targeted to other markets through other distribution alternatives. During the second quarter the Company began manufacturing new Art Works(TM) self-adhesive thin film patterns, new Magic Touch(TM) self-adhesive borders and a refined range of self- adhesive vinyl products for its other strategic distributors including Norwall, Friedola and Springs Mills. Shipments of these new products began in October 1995 and the Company anticipates generating increased revenues from these new products in the third quarter.


RESULTS OF CONTINUING OPERATIONS AND FORWARD LOOKING INFORMATION

SIX MONTHS ENDED SEPTEMBER 30, 1995 VS. SIX MONTHS ENDED SEPTEMBER 30, 1994. Revenue of the Company was $19,202,000 for the six months ended September 30, 1995 compared to $21,562,000, or 12% lower, for the same period in the prior year. As noted above, a significant portion of this decline was a result of Rubbermaid's absorption of excess buffer inventories kept between the Company and Rubbermaid which are no longer required as a result of the integration of product finishing operations at the Company's Fort Edward facility. Core revenues also declined due to inventory imbalances during the peak selling

                                                                       FORM 10-Q


season which coincided with the relocation of manufacturing operations to Fort Edward and distribution operations to Ohio. The decline in core business revenues was partially offset by $1.6 million of revenue generated by the Company's new packaging operations during July, August and September.

As a result of Rubbermaid's decision to focus on Con-Tact(R) shelving and decorative products for housewares market, non-housewares specialty products, including the Company's FabriArt(TM) self-adhesive textile products and KidScape(TM) juvenile border and mural products, were released by Rubbermaid so that the Company can take such products to other distribution channels. As a result, revenue from such products sold to Rubbermaid were lower by approximately $1 million during the recent six months versus the same period in the prior year. Management believes that, with the ability now to manufacture these products for other customers, it will be able to successfully reintroduce these products with distribution partners having critical distribution emphasis in the arts and crafts and juvenile wall covering segments and to outperform the revenue levels achieved for these products previously.

Revenue from international sales and from proprietary wall covering and thin film products for the six months ended September 30 was approximately $120,000 lower than in the same period last year as during the recent period the Company emphasized developing new designs and refining commercial manufacturing processes. Management anticipates that such decline will be more than offset by shipments in the third quarter pursuant to existing purchase orders from Norwall and Friedola.

Revenues from industrial products for the recent six month period were approximately $600,000 lower than for the same period last year primarily as a result of a $565,000 reduction in revenue from a less profitable release liner product line which was discontinued in September 1994. This decline, in addition to a decline in revenues of the Company's Cobra tape line, was partially offset by an increase in revenues from Wearlon(R) liquid coating sales and sales of other industrial products.

Gross profit for the six months ended September 30, 1995 versus the prior year's period was $754,000 lower. The Company's gross margin percentage declined from 26.2% in the prior year to 25.5% in the recent six month period as a result of negative manufacturing variances resulting from higher fixed costs related to the new manufacturing operations and lower production volumes as integration of the new operations was ramped up. Raw material price increases also impacted the decline. Marketing, general and administrative expenses were lower during the six months ended September 30, 1995 versus the prior year by $475,000 as a result of lower research and product development expenditures. While the Company continues to undertake research and product development projects, such efforts are at lower levels than in previous years as products which were developed are now in the commercial production phase.

Income from continuing operations for the six months ended September 30, 1995 was $566,000 versus $1,090,000 for the same period in the prior year. In addition to the changes in revenue and expenses noted above, the decline in income from continuing operations was also affected by a $271,000 increase in interest expense. Interest expense increased as a result of higher borrowings required to fund the installation and start-up of the new manufacturing operations and a $225,000 increase in the non-cash accretion of the Warrants in Subsidiary liability subject to a put option in April 1997. Increased interest expense was partially offset by a reduced tax provision and no loss from discontinued operations resulting in net income of $565,000, or $0.02 per share for the six months ended September 30, 1995 versus $1,002,000, or $0.03 per share, for the six months ended September 30, 1994.

                                                                       FORM 10-Q


QUARTER ENDED SEPTEMBER 30, 1995 VERSUS QUARTER ENDED SEPTEMBER 30, 1994 Revenue for the quarter ended September 30, 1995 was $9,500,000 versus $10,545,000 for the quarter ended September 30, 1994. Revenues from the Company's most significant customer, Rubbermaid, were 3.9% lower than in the same quarter in the prior year. Significantly lower revenues early in the quarter were partially offset by the increased value added provided by the new packaging operations and strong September shipments. As described above, revenues for international self-adhesive thin film, and self-adhesive wall covering products were lower than in the prior year as offerings in these product categories were returned for late fall and early winter introduction. Revenue was also $283,000 lower as a result of the absence of the less profitable industrial release liner product line noted above which was discontinued in September 1994. Such declines were partially offset by an increase in revenues of the Company's Wearlon(R) liquid coating sales.

Gross profit for the quarter ended September 30, 1995 was $2,240,000 versus gross profit of $2,785,000 for the same quarter in the prior year. Gross profit was lower as a result of reduced sales volume and as a result of changes in product mix (see six month discussion above) and negative manufacturing variances relating to new manufacturing operations. As a result, gross profit as a percentage of revenue declined from 26.4% in the prior year's second quarter to 23.6% in the most recent quarter. Lower gross profit in the most recent quarter was partially offset by reduced marketing, general and administrative expenses which were $226,000 lower than in the prior year resulting in operating income for the most recent quarter of $862,000 as compared with operating income of $1,181,000 for the same period in the prior year. Higher interest expense was partially offset by a reduced provision for taxes resulting in net income for the quarter ended September 30, 1995 of $165,000, or $0.01 per share, as compared to net income for the quarter ended September 30, 1994 of $549,000, or $0.02 per share.

LIQUIDITY AND CAPITAL RESOURCES

As indicated on its balance sheet, the Company's working capital decreased by $5,747,000 from March 31, 1995 to September 30, 1995 as a result of a $9,095,000 increase in the current portion of long term debt which offset a net gain of $3,348,000 in other current assets and liabilities.

Current portion of long term debt increased by $9,095,000 primarily as a result of the reclassification of certain existing debt of the Company from long to short term for which the Company is currently negotiating extensions and renewals. The Company's operating subsidiary's existing revolving line of credit which had an outstanding balance of $4,724,000 as of September 30
currently expires on July 31, 1996.   Management is in the process of renewing
such line of credit with the lender in the ordinary course of business as it has twice before since its establishment in 1990 and believes that such renewal will be obtained. The Company's operating subsidiary also has its first principal payment of $4,000,000 due to its subordinated lender, CIGNA, on April 15, 1996 and accordingly is classified as current in the September 30, 1995 balance sheet. Management is currently negotiating an extension of this payment and believes such extension will be achieved, although no assurances can be given.

The current portion of long term debt also includes a convertible note in the amount of $1,500,000 which was due on November 3, 1995 and a second convertible note in the amount of $550,000 which is due on January 1, 1996. Management has reached agreement on the principle terms for a two and one-half year extension of the $1,500,000 obligation which is now being documented and believes that the $550,000 will either be repaid or converted on or prior to its current due date, although no assurances can be given. The Company also owes

                                                                       FORM 10-Q


former directors and officers of the Company who resigned in 1988 with respect to a contingent obligation of approximately $200,000 which resulted from a settlement in 1992 which came due in September 1994. The Company is attempting to structure payment terms in accordance with the its cash flow resources.

Accounts receivable increased by $2,686,000 during the period primarily as a result of significant shipments to its primary customer during September, and inventories increased by $743,000 primarily as a result of higher inventory balances which must be carried by the Company as a result of the recent consolidation of consumer packaging operations with the same customer.
Accounts payable increased $1,049,000 reflecting higher expenses related to the new operations and higher inventory requirements while accrued liabilities increased only $95,000. Net current assets and liabilities of discontinued operations grew from a net liability of $601,000 to a net asset value of $284,000 reflecting the reduction of liabilities related to the former ComTel operations following its sale in March and June of 1995.

Cash balances as of September 30, 1995 were $191,000 which were primarily held by the Company's Decora Manufacturing subsidiary and are limited by certain debt covenants as to use. Decora Manufacturing continues to expend funds on machinery and facility improvements related to the addition of new manufacturing operations for Rubbermaid described above in addition to normal capital expenditures. During the recent quarter Decora Manufacturing financed $875,000 of such expenditures on a long term basis through the borrowing of $500,000 under an existing capital expenditure line of credit in July 1995 and through the borrowing of $375,000 of long term, low interest cost funds from a local municipal development corporation. Additional capital investment has been financed on a short term basis through operating cash flow and its bank line of credit.

Capital expenditures for the six months ended September 30, 1995 were approximately $1,843,000, the majority of which were spent on the installation of the new manufacturing operations discussed above. Historical capital expenditure levels during the same period have been in the range of $250,000 to
$600,000.   The Company is in the process of executing a long-term financing for such excess expenditures through the issuance of long term tax-exempt industrial development bonds, the receipt of interest subsidy and job training grants through existing state programs and the sharing of certain costs with Rubbermaid. Management anticipates returning to more ordinary levels of capital expenditures during the remainder of the year.

SUMMARY

Management believes that short term liquidity needs will be satisfied through completion of the renewals and extensions of short term debt which are currently under discussion, through cash flow generated by operations and through completion of the pending long term industrial development bond financing. The routine requirements of the Company will be met in the future through operations and existing credit facilities.

                                                                       FORM 10-Q


                            DECORA INDUSTRIES, INC.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A description of the Company's legal proceedings is included in the Company's Annual Report on Form 10-K for the year ended March 31, 1995 and its Quarterly Report on Form 10-Q for its quarter ended June 30, 1995. Except as set forth below, there have been no new material developments in the Company's existing litigation.

In May 1994, a complaint was filed in the U.S. District Court, Eastern District of California, by Rudolph J. Burgin, a former employee of the Company's Elsco Lighting & Products, Inc. Subsidiary prior to the Company's disposition of such entity. The complaint alleged various ERISA violations as well as a failure to pay benefits and sought unspecified damages. There is an agreement in principal to settle this matter for payment of benefits.

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

ITEM 2.  CHANGES IN SECURITIES.

Not Applicable.

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

Not Applicable.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS.

On October 23, 1995, an annual shareholders meeting was held.

1. The following five persons were elected to the Board of Directors as follows:

         Nathan Hevrony:          In favor:               22,378,040
         --------------           Against:                   545,397

         Roger Grafftey-Smith     In Favor:               22,773,615
         --------------------     Against:                   149,822

         Gabriel Thomas           In Favor:               22,773,615
         --------------           Against:                   149,822

                                                                       FORM 10-Q


         Stephen Verchick         In Favor:               22,773,615
         ----------------         Against:                   149,822

         Ronald Artzer            In Favor:               22,773,615
         -------------            Against:                   149,822

2. Price Waterhouse LLP was ratified as the Company's independent auditors for fiscal year 1996 as follows:

                                  In Favor:               22,821,455
                                  Against:                    28,449
                                  Abstaining:                 73,533


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



DECORA INDUSTRIES, INC.

(REGISTRANT)



  BY  /s/  Timothy N. Burditt
     ------------------------------
  TIMOTHY N. BURDITT

  EVP ADMINISTRATION & FINANCE





DATED: November 13, 1995