Form 10-Q
period 1995-12-31
DECORA INDUSTRIES INC
filed 1996-02-13
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              ____________________

                                   FORM 10-Q

                              ____________________

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended December 31, 1995
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

At February 9, 1996 there were 34,429,390 shares of Common Stock of the registrant outstanding. This document consists of 16 pages.

                                                                       FORM 10-Q




                            DECORA INDUSTRIES, INC.

                               TABLE OF CONTENTS


                                                                                      PAGE
                                                                                      ----
PART I   FINANCIAL INFORMATION
------

  Item 1.        Financial Statements.

                 Unaudited Consolidated Balance Sheets
                 as of December 31, 1995 and March 31, 1995                           3 - 4

                 Unaudited Consolidated Statements of
                 Operations for the Nine Months and  Quarters
                 Ended December 31, 1995 and 1994                                       5

                 Unaudited Consolidated Statements of
                 Cash Flows for the Nine Months Ended
                 December 31, 1995 and 1994                                             6

                 Notes to Unaudited Consolidated
                 Financial Statements                                                 7 - 8


  Item 2.        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.                      9 - 13


PART II  OTHER INFORMATION                                                             14
-------



SIGNATURES                                                                             16

                                                                       FORM 10-Q



PART I  - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                            DECORA INDUSTRIES, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                DECEMBER 31, 1995         MARCH 31, 1995
                                                                                -----------------         --------------
ASSETS

Current assets:
     Cash and cash equivalents                                                       $   235               $   309
     Accounts receivable, less allowances                                              7,272                 2,941
     Inventories (Note 2)                                                              5,919                 4,874
     Net current assets of discontinued
       Operations - ComTel (Note 3)                                                      274                   -
     Prepaid expenses and other current assets                                         1,027                   503
                                                                                     -------               -------
            Total current assets                                                      14,727                 8,627

Property and equipment, net                                                            8,961                 7,646

Notes receivable                                                                       1,560                 1,560

Intangibles, net & other assets                                                       11,682                11,788

Deferred income taxes                                                                  1,400                 1,400
                                                                                     -------               -------

            Total Assets                                                             $38,330               $31,021
                                                                                     =======               =======




     See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q





                            DECORA INDUSTRIES, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                    December 31, 1995       March 31, 1995
                                                                                    -----------------       --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                    $  4,042               $  2,840
     Accrued liabilities                                                                    1,501                  1,791
     Current portion of long-term debt (Note 4)                                            11,848                  3,157
     Net current liabilities of discontinued
      operations - ComTel                                                                      -                     601
                                                                                         --------               --------
            Total current liabilities                                                      17,391                  8,389

Long-term debt                                                                             10,525                 15,006
Net non-current liabilities of discontinued
 operations - Yorkville                                                                        -                   1,520
Other non-current liabilities                                                                 343                    285
                                                                                         --------               --------
            Total liabilities                                                              28,259                 25,200
                                                                                         --------               --------
Warrants in subsidiary                                                                      1,735                  1,425
                                                                                         --------               --------
Shareholders' equity:
     Common stock, $.01 par value; 45,000,000 shares authorized;
      34,429,390 and 30,717,737 shares issued and outstanding                                 344                    307
     Additional paid-in capital                                                            31,045                 28,288
     Accumulated deficit                                                                  (23,053)               (24,199)
                                                                                         --------               --------
          Total shareholders' equity                                                        8,336                  4,396
                                                                                         --------               --------
          Total Liabilities and Shareholders' Equity                                     $ 38,330               $ 31,021
                                                                                         ========               ========





     See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q



                            DECORA INDUSTRIES, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                 QUARTER ENDED DECEMBER 31,          NINE MONTHS ENDED DECEMBER 31,
                                                                 ---------------------------         ------------------------------
                                                                    1995            1994                   1995           1994
                                                                   -------         ------                 -------        -------
Revenues                                                           $10,247         $8,955                 $29,449        $30,517

Cost of goods sold                                                   7,187          5,929                  21,501         21,849
                                                                   -------         ------                 -------        -------

Gross profit                                                         3,060          3,026                   7,948          8,668

Marketing, general and
   administrative expense                                            1,730          2,124                   4,641          5,510
                                                                   -------         ------                 -------        -------

Operating income                                                     1,330            902                   3,307          3,158

Interest expense                                                       734            670                   2,117          1,782
                                                                   -------         ------                 -------        -------

Income from continuing
    operations before taxes                                            596            232                   1,190          1,376

Provision for taxes                                                     16             16                      44             70
                                                                   -------         ------                 -------        -------


Income from continuing operations                                      580            216                   1,146          1,306

(Loss) from discontinued
     operations - ComTel                                               -             (195)                   -              (283)
                                                                   -------         ------                 -------        -------

Net income                                                         $   580         $   21                 $ 1,146        $ 1,023
                                                                   =======         ======                 =======        =======

Income (loss) per common share (Note 5):
          Continuing operations                                    $  0.02         $ 0.01                 $  0.04        $  0.04
          Discontinued operations                                      -           ($0.01)                   -           ($ 0.01)
                                                                   -------         ------                 -------        -------
          Net Income                                               $  0.02         $ 0.00                 $  0.04        $  0.03
                                                                   =======         ======                 =======        =======

Average shares of common stock used in
 computation of income (loss) per
 share                                                              32,382         30,566                  31,576         30,240




     See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q


                            DECORA INDUSTRIES, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                            NINE MONTHS ENDED DECEMBER 31,
                                                                                            ------------------------------
                                                                                              1995                 1994
                                                                                            --------            ----------
                     Cash flows from operating activities:
                       Net income                                                           $ 1,146             $ 1,023

                      Adjustments to reconcile net income to net cash
                       provided (used) by operating activities:
                       Depreciation and amortization                                          1,258               1,219
                          Amortization of debt discount                                         336                 196
                          Accretion of put warrants                                             310                 -
                       Net changes in current assets and liabilities:                        (4,930)             (2,736)
                                                                                            -------             -------
                       Net cash (used) by operating activities                               (1,880)               (298)
                                                                                            -------             -------
                       Cash flows from investing activities:
                          Purchase of fixed assets                                           (2,304)               (797)
                          Increase (decrease) in net assets and
                             liabilities of discontinued operations                          (2,395)               (249)
                                                                                            -------             -------
                       Net cash (used) by investing activities                               (4,699)             (1,046)
                                                                                            -------             -------
                    Cash flows from financing activities:
                       Long-term borrowings                                                     788               7,572
                       Short-term borrowings                                                  4,460                 -
                       Repayment of debt                                                       (990)               (750)
                       Stock issued in satisfaction of debt                                   1,744                 -
                       Stock issued in connection with extension of debt                        500                 -
                       Deferred debt issuance cost                                             (197)                -
                       Conversion of Long-term debt                                            (350)                -
                       Liabilities settled in refinancing                                      -                 (6,284)
                       Proceeds from issuance of common stock                                   550                 675
                                                                                            -------             -------
                       Net cash provided by  financing activities                             6,505               1,213
                                                                                            -------             -------
                       Net (decrease) in cash                                                   (74)              ( 131)
                    Cash at beginning of period                                                 309                 320
                                                                                            -------             -------
                    Cash at end of period                                                   $   235             $   189
                                                                                            =======             =======





     See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q



              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - Integration of Financial Statements Reported on Form 10-K

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Form 10-K for the fiscal year ended March 31, 1995, filed with the Securities and Exchange Commission (File No. 0-16072) (the "Form 10-K"). In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1995 and March 31, 1995, and the results of its operations and cash flows for the periods presented. Certain reclassifications of prior year amounts have been made to conform to the current year's presentation.


NOTE 2 - Inventories

Inventories at December 31, 1995 and March 31, 1995 consisted of the following:

                                                     DECEMBER 31, 1995         MARCH 31, 1995
                                                     ------------------        --------------
                                                                 (In thousands)
         Raw Materials                                    $3,701                  $2,593
         Work-in-Process                                   1,394                   1,250
         Finished Goods                                      824                   1,031
                                                          ------                  ------
                                                          $5,919                  $4,874
                                                          ======                  ======




NOTE 3 - Sale of ComTel

As more fully described in the Form 10-K, on June 14, 1995, the Company completed the sale of the fixed assets and inventory related to the last remaining division of ComTel's business. The selling price was $1,370,000 (consisting of $1,100,000 cash and a note for $270,000) plus the assumption of $75,000 of liabilities. The note receivable bears interest at 10% payable semiannually, and was to be repaid quarterly until December 1995 based on usage of purchased inventory. As of December 31, 1995, $198,000 of such note was paid and the Company is taking legal action with respect to verification of remaining inventory and repayment of the remaining $72,000 balance of the note. In addition, in conjunction with the sale, claims on ComTel's assets with respect to a $300,000 note payable to a customer were forgiven except for $50,000 which was repaid during the quarter ended December 31, 1995. The transactions resulted in a loss approximating $540,000 with respect to the book value of the related assets at that date which was reserved for on the Company's financial statements as of March 31, 1995.

                                                                       FORM 10-Q

Certain remaining notes and accounts receivable were not sold to the buyers and certain liabilities of the ComTel businesses, which were not guaranteed by the holding Company, were not assumed by the buyers of those business units. The Company is in the process of collecting such remaining notes and receivables and settling such liabilities. Any net losses which Management anticipated incurring during this process were provided for at March 31, 1995, however, no assurances can be given that management's estimate of such losses will be accurate. At this time, Management anticipates that no further net losses are expected to be incurred with respect to the ComTel operations.

The results of operations of ComTel have been reported as discontinued operations in the accompanying financial statements.

NOTE 4 - Current Portion of Long Term Debt

As of December 31, 1995, Current Portion of Long Term Debt of $11,848,000 included a $4,000,000 scheduled principal payment to the Company's subordinated lender, CIGNA, on April 15, 1996; $6,000,000 of the Company's revolving line of credit which currently expires on July 31, 1996 and $1,848,000 of scheduled bank term loan payments over the next twelve months. Management is currently in negotiations with CIGNA regarding extension of the amount due in April and believes that it will be successful in such negotiations. The Company is also in discussions with the Company's senior lender regarding renewal of the revolving line of credit for an additional two year period which it believes will occur in the ordinary course of business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a detailed discussion of the increase of the current portion of long term debt during the period.

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

                                                                       FORM 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's financial statements include the consolidated financial position at December 31, 1995 and March 31, 1995 and the consolidated results of operations for the quarters and nine month periods ended December 31, 1995 and 1994 of Decora Industries, Inc. and its subsidiaries (the "Company" unless the context otherwise indicates). The Company operates through its wholly-owned subsidiary, Decora, Incorporated ("Decora"), which is the Company's only operating subsidiary.

During the first nine months of fiscal 1996, the Company accomplished the following key operational achievements: it completed the integration of its newly acquired manufacturing operations from Rubbermaid; it successfully introduced an enhanced self-adhesive product offering to the European market as well as additional proprietary decorative products to the U.S. wallcoverings and arts & crafts markets; it has refocused with Rubbermaid the program of decorative Con-Tact(R) products in the housewares market thereby allowing the Company to pursue specialty products in other markets and it reached a more mature market acceptance of its Wearlon(R) liquid coating system thereby enabling strategic distribution discussion with various potential partners in several markets.

During the first half of fiscal 1996, the Company completed a significant expansion of its manufacturing operations in order to fulfill the requirements of an expanded manufacturing agreement with its largest customer, Rubbermaid Incorporated, which was signed on April 17, 1995. With the new operations, the Company now performs final consumer packaging steps for ConTact(R) decorative products. These operations had previously taken place at a Rubbermaid facility in North Carolina and during May, June and July, the Company relocated and installed the machinery and started up the finishing operation in its Fort Edward, NY facility. Absorption of these operations required significant capital investment, higher operating expenses and reduced interim production volume. Management believes that such expansion and integration of finishing steps will add to its control over the cost of the products making them more competitive in the market and contributing to the Company's overall growth and profitability. Additionally, as a result of the consolidation of all manufacturing steps in one location, goods previously sold to Rubbermaid and located in their facilities as buffer inventories were sold to customers at the expense of additional production by the Company.
While more gradual absorption of such buffer inventory was anticipated, Rubbermaid sold the majority during the nine months resulted in significantly reduced volume for the period versus the prior year. Rubbermaid continues to focus on reducing overall inventory levels with a short term focus on housewares products, including those purchased from the Company, which efforts may negatively affect the volume of products sold by the Company to Rubbermaid.

In addition to the manufacturing expansion described above, during the first half of the year the Company redefined its product offering to Rubbermaid under which a more focused decorative covering and shelf liner product line for the housewares market was adopted, allowing Decora to expand sales of products targeted to other markets through other distribution alternatives while focusing new product introductions for Rubbermaid in the housewares segment.
As a result, sales of specialty products to Rubbermaid approximating $1.8 million in the same nine month period in the prior year were not purchased by Rubbermaid; however, during the third quarter, the Company shipped over $1.7 million of new decorative products to its other strategic distributors.

                                                                       FORM 10-Q



RESULTS OF CONTINUING OPERATIONS AND FORWARD LOOKING INFORMATION

NINE MONTHS ENDED DECEMBER 31, 1995 VS. NINE MONTHS ENDED DECEMBER 31, 1994. Revenue of the Company was $29,449,000 for the nine months ended December 31, 1995 compared to $30,517,000, or 3.5% lower, for the same period in the prior year. As noted above, a significant portion of this decline resulted from Rubbermaid's absorption of buffer inventories of products purchased from the Company which are no longer required as a result of the integration of product finishing operations at the Company's Fort Edward facility. Core revenues also were adversely impacted by inventory imbalances during the peak summer season which coincided with the relocation of finishing operations to the Company's Fort Edward facility and distribution operations to Rubbermaid's Ohio facilities. The volume of products sold to Rubbermaid was also impacted by Rubbermaid's decision to focus on Con-Tact(R) shelving and decorative products for the housewares market, and to discontinue non-housewares specialty products, including the Company's FabriArt(TM) self-adhesive textile products and KidScape(TM) juvenile border and mural products. While the Company now has the ability to take these products to new distribution channels, in the short term, minimal sales of such products to Rubbermaid during the recent nine months resulted in $1.8 million lower sales from the levels experienced in the prior year's period. All of the above factors resulted in the volume of products sold to Rubbermaid that was 16% lower during the recent nine months versus the same period in the prior year. Such decline was partially offset by the additional value added to the products by the new finishing operations since June resulting in only a 4% decline in revenues from products sold to Rubbermaid during the period.

Revenue from international sales of self adhesive decorative products for the nine months ended December 31, 1995 increased by $717,000, or 80% over the same period last year primarily as a result of sale of the initial stocking order of the Company's new European line to its distribution partner, Friedola in November and December. Such products were successfully introduced at the Heimtextil trade fair in January and the Company anticipates reorders for such products to begin during the first quarter of fiscal 1997. Sales to other international customers were lower as a result of the inability to package and ship products during the move and start-up of the new finishing operations in the Company's facility.

Sales of self-adhesive wall covering and thin film products were $589,000 during the nine month period ended December 31, 1995. During the same period in the prior year, sales of such products totaled $767,000 which included certain products which were subsequently discontinued for profitability reasons and are thus not included in the current year's results. During the current period, the Company emphasized developing new designs and refining commercial manufacturing processes for continued products shipments of which began during the third quarter. Management anticipates increasing such volume during the fourth quarter.

Revenues from industrial products for the recent nine month period were $388,000, or $427,000 lower than for the same period last year primarily as a result of a $565,000 reduction in revenue from a less profitable release liner product line which was discontinued in September 1994. This decline, in addition to a decline in revenues of the Company's Cobra(R) tape line, was partially offset by an increase in sale of Wearlon(R) liquid coating sales and sales of other industrial products including self-adhesive coated substrates for the graphic arts industry.

Management believes that revenues for its new wall covering and thin film products will continue to grow during the fourth quarter, however, uncertainty remains regarding revenue levels to be expected from its core product line during the remainder of the year due to the uncertain retail environment and the potential for further inventory contraction at Rubbermaid. Such impact has already been felt during the month of January when revenues from

                                                                       FORM 10-Q

the Company's largest customer fell below expectations.   As noted above,
Management also anticipates that significant reorders of its European products will not begin until the spring of 1996 following the line's introduction at various trade shows during the fourth quarter. Management continues to place efforts on broadening its product offering to more diversified consumer market segments including the reintroduction of products recently discontinued by Rubbermaid with distribution partners having critical emphasis in the arts and crafts and juvenile wall covering segments and continued growth of its new wall covering, thin film and international products.

Gross profit for the nine months ended December 31, 1995 versus the prior year's period was $720,000 lower. The Company's gross margin percentage declined from 28.4% in the prior year to 27.0% in the recent nine month period as a result of the addition and start-up of the new manufacturing operations which adversely impacted gross margins and the inclusion of certain costs in costs of good sold which had been developmental expenses in the prior year. Marketing, general and administrative expenses were lower during the nine months ended December 31, 1995 versus the prior year by $869,000 as a result of lower research and product development expenditures and the transition of certain new product processes from the developmental stage in the prior year to ordinary costs of goods sold in the current year. As a result of the above changes, operating income for the recent nine month period increased to $3,307,000 from $3,158,000 during the same period in the prior year. Research and development activities are at lower levels than in previous years as Management is now placing more focus on the sale and marketing of products derived from the Company's established technologies.

Income from continuing operations for the nine months ended December 31, 1995 was $1,146,000 versus $1,306,000 for the same period in the prior year. The increase in operating income noted above was offset principally by a $335,000 increase in interest expense as a result of increased borrowings on the Company's revolving line of credit and a $310,000 increase in the non-cash accretion of the Warrants in Subsidiary liability subject to a put option in April 1997. Such increased interest expense was partially offset by a small reduction of the tax provision. No loss from discontinued operations was recorded during the current period resulting in net income for the nine months ended December 31, 1995 of $1,146,000, or $0.04 per share, versus $1,023,000, or $0.03 per share for the nine months ended December 31, 1994.



QUARTER ENDED DECEMBER 31, 1995 VERSUS QUARTER ENDED DECEMBER 31, 1994
Revenue for the quarter ended December 31, 1995 increased 14% from $8,955,000 for the quarter ended December 31, 1994 to $10,247,000 for the quarter ended December 31, 1995. An 11% decrease in the volume of products sold to the Company's principal customer was offset by the increased value added of the new finishing operations and the sale of certain discontinued product inventory resulting in a 5% increase in revenues to Rubbermaid. Revenues from international sales of self-adhesive decorative products during the quarter were $841,000 more than the levels achieved in the same quarter of the prior year reflecting the shipment of the initial order of the new European line to Friedola. Sales of thin film, and self-adhesive wall covering products increased 2% during the quarter versus the prior year period as the Company began shipment of new designs to Norwall. Although they remain a relatively small base, revenue from the Company's industrial products, including self adhesive substrates and the Company's proprietary Wearlon(R) liquid coatings, also contributed to the increase in revenues during the current quarter.

                                                                       FORM 10-Q

Gross profit for the quarter ended December 31, 1995 was $3,060,000 versus gross profit of $3,026,000 for the same quarter in the prior year. Gross profit was higher as a result of increased sales volume but did not increase proportionately with sales volume as a result of a lower margin product mix (see nine month discussion above), negative manufacturing variances relating to new manufacturing operations and the inclusion of former development costs as part of costs of goods sold. The year-to-year comparison is also impacted by a one-time accrual for the benefit of raw material price pass-throughs to the Company's customers during the prior year's quarter (because of such timing differences during the year and the impact of rapidly changing raw material prices, gross margin trends should be analyzed on a year-to-year basis). As a result, gross profit percentage declined from 33.8% in the prior year's third quarter to 29.9% in the most recent quarter. Higher dollar gross profit in the most recent quarter combined with a reduction of $394,000 in marketing, general and administrative expenses resulted in operating income for the most recent quarter of $1,330,000 as compared with operating income of $902,000 for the same period in the prior year. Such increase was partially offset by higher interest expense related to increased borrowings and interest rates and the non-cash accrual for the Warrants in the subsidiary detailed above. No provision for discontinued operations was made in the current quarter resulting in net income for the quarter ended December 31, 1995 of $580,000, or $0.02 per share, as compared to net income for the quarter ended December 31, 1994 of $21,000, or $0.00 per share.

LIQUIDITY AND CAPITAL RESOURCES

As indicated on its balance sheet, the Company's working capital decreased by $2,902,000 from March 31, 1995 to December 31, 1995 as a result of a $8,691,000 increase in the current portion of long term debt which offset a net increase of $5,789,000 in other current assets and liabilities.

Current portion of long term debt increased by $8,691,000 primarily as a result of the reclassification of certain existing debt of the Company from long to short term for which the Company is currently negotiating extensions and renewals. The Company's operating subsidiary's existing revolving line of credit which had an outstanding balance of $6,000,000 as of December 31 currently expires on July 31, 1996. Management is in the process of renewing such line of credit with the lender in the ordinary course of business as it has twice before since its establishment in 1990 and believes that a two year renewal will be obtained prior to its expiration. The Company's operating subsidiary also has its first principal payment of $4,000,000 due to its subordinated lender, CIGNA, on April 15, 1996 and accordingly is classified as current in the December 31, 1995 balance sheet. Management is currently negotiating an extension of this payment with the lender and believes such extension will be achieved prior to the end of the current fiscal year, although no assurances can be given.

During the quarter ended December 31, 1995, the Company successfully negotiated an extension of a convertible note in the amount of $1,500,000 which was due on November 3, 1995. Such note was extended until May 1998 at the same interest rate. Interest for the two and one half year period and an extension fee were pre-paid at closing through the issuance of 782,089 shares of stock. The lender also received warrants for the purchase of 1,700,000 shares of common stock which are exercisable only in the event that the note is paid in full without conversion. A second convertible note in the amount of $550,000 which was due on January 1, 1996 was satisfied during the third quarter through partial conversion and repayment of the balance with cash. In order to satisfy such obligation, during the third quarter the Company raised $550,000 in a private placement of common stock.

                                                                       FORM 10-Q

Current assets increased by $6,100,000 during the period. Accounts receivable increased by $4,331,000 during the period primarily as a result of increased billings in the third quarter and longer terms granted to its international customers. Such increase also resulted from delayed payments by the Company's primary customer resulting from systems transition problems related to the relocation of distribution operations to Ohio. Inventories increased by $1,045,000 primarily as a result of higher inventory balances which must be carried by the Company as a result of the recent consolidation of consumer packaging operations with the same customer. Other assets increased $524,000 primarily as a result of the aforementioned prepayment of interest and extension fee. Accounts payable increased $1,202,000 reflecting higher expenses related to the new operations and delayed payments to vendors pending receipt of past due receivables from the Company's primary customer. Accrued liabilities declined by $290,000 primarily as a result of seasonal timing differences. Net current assets and liabilities of discontinued operations grew from a net liability of $601,000 to a net asset value of $274,000 reflecting the reduction of liabilities related to the former ComTel operations following its sale in March and June of 1995.

Cash balances as of December 31, 1995 were $235,000 which were primarily held by the Company's Decora Incorporated subsidiary and are limited by certain debt covenants as to use. Decora Incorporated continues to expend funds on machinery and facility improvements related to the addition of new manufacturing operations for Rubbermaid described above in addition to normal capital expenditures. During the first nine months, the Company financed $875,000 of such expenditures on a long term basis through the borrowing of $500,000 under an existing capital expenditure line of credit in July 1995 and through the borrowing of $375,000 of long term, low interest funds from a local municipal development corporation. Additional capital investment has been financed on a short term basis through operating cash flow and its bank line of credit.

Capital expenditures for the nine months ended December 31, 1995 were approximately $2,304,000, the majority of which were spent on the installation of the new manufacturing operations discussed above. Historical capital expenditure levels during the same period have been in the range of $600,000 to $800,000. The Company is in the process of executing a long-term financing for such excess expenditures through the issuance of long term tax-exempt industrial development bonds, the receipt of interest subsidy and job training grants through existing state programs and the sharing of certain costs with Rubbermaid. Management does not anticipate spending significant additional funds on capital projects during the remainder of the year.



SUMMARY

Management believes that short term liquidity needs will be satisfied through completion of the renewals and extensions of short term debt which are currently under discussion, through cash flow generated by operations, through the collection of outstanding receivables and through completion of the pending long term industrial development bond financing. Additionally, in January
1996, the Company borrowed an additional $650,000 pursuant to a term loan with the bank's primary lender. In its continued effort to become more efficient and to hedge the changes in order rate and the seasonality in the core business, the Company has taken steps to reduce costs while continuing its emphasis on the development of its new businesses.

                                                                       FORM 10-Q


                            DECORA INDUSTRIES, INC.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A description of the Company's legal proceedings is included in the Company's Annual Report on Form 10-K for the year ended March 31, 1995 and its Quarterly Reports on Form 10-Q for its quarters ended June 30, 1995 and September 30, 1995. There have been no new material developments in the Company's existing litigation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    (10) Material Contracts

    10.1 Amended and Restated Note and Warrant Purchase Agreement by and between Decora and Johnson.

    10.2 Amended and Restated Convertible Negotiable Promissory Note in the amount of $1,500,000 by and between Decora as payor and Johnson as holder.

    10.3 Series C Warrant to Purchase Common Stock of Decora Industries,
         Inc.

                                                                       FORM 10-Q


         (11) Statement regarding computation of per share earnings.

         11.1 Statement regarding computation of per share earnings. (See Note 4 of Notes to Unaudited Consolidated Financial Statements contained in
         Part 1 hereof).



(b) Reports on Form 8-K

         None

                                                                       FORM 10-Q



                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                  DECORA INDUSTRIES, INC.
                                  (REGISTRANT)



                                           by /s/  Timothy N. Burditt
                                           -------------------------------
                                           TIMOTHY N. BURDITT

                                           EVP ADMINISTRATION & FINANCE



DATED: February 12,1996