Form 10-K405
period 1996-03-31
DECORA INDUSTRIES INC
filed 1996-07-01
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                              --------------------
                                    FORM 10-K
                              --------------------

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

     For  the fiscal year ended March 31, 1996.

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

                        Yes     X          No
                              -----            ------

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

                        Yes     X           No
                             ------             ------

         As of June 21, 1996, the Registrant had 34,469,390 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates as of June 21, 1996, was approximately $45,155,000 based on the average of the closing bid and asked prices on that date.
===============================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits filed to the following are incorporated by reference in Part IV
- - Exhibits, Financial Statement Schedules and Reports on Form 8-K hereof (See Exhibit list on Page 30):

    (1)     Report on Form 10-K for the fiscal year ended March 31, 1988.
    (2)     Report on Form 8-K dated April 18, 1990.
    (3)     Report on Form 8-K dated April 6, 1992.
    (4)     Report on Form 10-K for the fiscal year ended March 31, 1992.
    (5)     Report on Form 8-K dated November 5, 1992.
    (6)     Report on Form 10-K for the fiscal year ended March 31, 1993.
    (7)     Report on Form 10-K for the fiscal year ended March 31, 1994.
    (8)     Report on Form 10-Q for the fiscal quarter ended December 31, 1994.
    (9)     Report on Form 8-K dated March 2, 1995.
    (10)    Report on Form 10-K for the fiscal year ended March 31, 1995.
    (11)    Report on Form 10-Q for the fiscal quarter ended December 31, 1995.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

Decora Industries, Inc. (the "Company"), a holding company, is a Delaware corporation operating through its sole operating subsidiary, Decora Incorporated ("Decora"). The main emphasis of Decora is the development, manufacture and sale of self-adhesive consumer decorative products and of specialty industrial products, utilizing its proprietary pressure-sensitive adhesive and release systems and its Wearlon(R) coating technologies.

HISTORY OF THE COMPANY

The Company, as presently structured, stems from a 1988 change in control effected by a group of investors who completed a management change and new strategic plan. In March 1992, the Company, formerly named Utilitech, Incorporated, changed its name to reflect the strategic decision of management to place future emphasis on consumer decorative products as well as specialized industrial products derived from its proprietary coating, laminating, adhesive and release technologies. In 1988, the Company was a diversified holding company with a number of subsidiaries operating various businesses, including industrial lighting, utility repair, utility software, and pipe manufacture. Management evaluated these businesses and determined that the majority of these businesses either did not possess sufficient growth potential or did not fit with the Company's strategic direction. From late 1989 to 1990, the Company engaged in the divestiture of these entities and meanwhile sought other opportunities.

On April 18, 1990, the Company's Decora Incorporated subsidiary acquired the assets of the Decora Division of United Merchants and Manufacturers, Inc. (a NYSE company). The Decora Division had been in business since 1945 and was the originator of the pressure-sensitive, stylized, decorative covering material bearing the brand name Con-Tact(R). Concurrent with the acquisition, Decora entered into an exclusive five-year manufacturing and distribution agreement (the "Manufacturing Agreement") with Rubbermaid Incorporated ("Rubbermaid") which has since been extended to 1999, whereby decorative self-adhesive vinyl and related products are exclusively manufactured for and distributed by Rubbermaid under their Con-Tact(R) brand name. The Con-Tact(R) manufacturing and adhesive technology is owned by Decora and, along with the trademark originally established by Decora, enabled the company in the 1950's to establish its continued market leadership position in the industry. Decora has continued to invest in and improve the coating and adhesive technology involved in the manufacture of these products, and in conjunction with the development of its Wearlon(R) technology, has recently developed a new group of proprietary products that are now being distributed by Rubbermaid and other new strategic partners.

In May 1988, right before the change in control, the Company acquired ComTel Industries (then known as Utility Marketing and Development Corporation), a privately held, fully integrated telecommunications enterprise which engaged in installing, refurbishing and servicing new and used telecommunications equipment and systems. In July 1990 and September 1991, respectively ComTel's 80%-owned subsidiary, ComTel Metals, Inc., acquired the Siemens-Stromberg Carlson metal manufacturing divisions in El Paso,

Texas and Sanford, Florida. In April 1994, as a result of its desire to focus resources on its core Decora subsidiary, the Company made the decision to sell the operations of ComTel, which was completed in June 1995 (see "Discontinued Operations" below).

In December 1989, the Company acquired all of the stock of Yorkville Industries, Inc. ("Yorkville"), a nationwide distributor of specialty light bulbs and lighting products which was then severely undercapitalized. The Company at that time had another lighting subsidiary and intended to expand its lighting business. Following the acquisition, the Company intended to raise working capital by selling Yorkville's real estate holdings; however, a recessionary decrease in the value of the real estate delayed its divestiture which was required for working capital thereby impacting the planned turn-around strategy. After reviewing the deteriorating financial condition of Yorkville, and its overall business and growth plan, the Company discontinued substantially all of the operations of Yorkville and completed the liquidation of assets as of June 1992.

NARRATIVE DESCRIPTION OF THE BUSINESS

GENERAL

Decora Industries, Inc. is a holding company operating through its subsidiary, Decora Incorporated. The "Company" as used herein shall refer to the holding company and "Decora" shall refer to its subsidiary unless the context indicates otherwise.

Decora is in the business of developing, manufacturing and selling self-adhesive consumer decorative products and specialty industrial products. It develops and manufactures these products utilizing its proprietary pressuresensitive adhesive and release systems technologies, including its technology known as Wearlon(R). At the time of the acquisition in 1990, the majority of Decora's revenues were from sales of its core Con-Tact(R) and related products under a single exclusive manufacturing agreement with Rubbermaid. Following the acquisition, management began to seek growth and diversification opportunities in order to complement Decora's mature core business. During the fiscal 1996, 1995 and 1994, revenues under the Rubbermaid contract have been 90%, 93% and 94%, respectively, of total revenues (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Management's main focus in the development of long-term growth strategies has been:

    - To maximize its strategic alliance with Rubbermaid and its consumer products distribution network;

    - To utilize its modular product components and technologies to create self-adhesive products for new applications and market segments;

    - To establish additional strategic relationships for distribution of new products in segments, channels and geographic areas not served by Rubbermaid; and

    - To compliment its consumer products with other applications and products for the industrial coatings and substrates markets.

Significant resources have been invested in research and initiating new product programs arising from Decora's base self-adhesive technology. The development program has resulted in a new generation of decorative consumer products including several for its core business that are distributed by Rubbermaid, as well as others for other new markets and strategic distributors. Several new consumer products were introduced during the past two fiscal years and Decora continues to invest in research efforts; however, primary emphasis is now placed on the commercialization and refinement of new products and the expansion of marketing relationships and distribution channels. As a compliment to Decora's consumer products business, Decora also introduced new industrial release coating and coated substrate products based upon its Wearlon(R) technology of adhesive and release coating systems.

PRODUCTS AND SERVICES - CONSUMER DECORATIVE PRODUCTS GROUP

Decora manufactures proprietary decorative self-adhesive products for sale into an increasing number of market segments including housewares, arts and crafts, wall covering and hardware. Such products are produced with a modular system of varying substrates, coatings, finishes and packaging depending on the requirements of the application, distribution channel and end user. Decora's goal is to maximize this modular system through the development and sale of self-adhesive products for as many household applications and through as many market segments as possible.

Decora's traditional and primary consumer product is Con-Tact(R), a repositionable, self-adhesive, vinyl decorative covering material which is used for do-it-yourself shelf decorations, surface protection, arts and crafts and other applications. Con-Tact(R) is manufactured by Decora utilizing its proprietary and patented repositionable adhesive technology and is sold in roll form with a wide range of finishes including printed patterns, solid colors, and clear vinyl. All of Decora's Con-Tact(R) production is purchased by Rubbermaid under an expanded manufacturing agreement (the "Manufacturing Agreement") which was signed in April 1995 and currently expires in 1999. Rubbermaid markets and sells Con-Tact(R) and other specialty products which Decora has developed for Rubbermaid primarily in the housewares departments of mass merchandisers in the U.S., including WalMart, K-Mart, Target and others.

Under the Manufacturing Agreement, Decora provides Rubbermaid with 100% of its worldwide product needs according to periodically negotiated pricing levels which are adjusted primarily based on changes in raw material costs and volume. Historically, product was shipped by Decora in unfinished roll form to Rubbermaid for finished packaging and distribution. Under the recently expanded Manufacturing Agreement, Decora now performs the additional consumer packaging steps of the manufacturing process which expansion has enhanced its ability to produce consumer products for other lines of decorative products.

In July 1994, Decora established a distribution relationship for a range of its decorative products in Europe with the signing of a License Agreement with Friedola Debr. Holzapfel GmbH & Co. KG ("Friedola") under which Friedola purchases from Decora self-adhesive decorative products for exclusive distribution throughout western Europe under the Friedola(R) brand name. In conjunction with Friedola, Decora expanded its product offerings with a new range of decorative designs, substrates and finishes. In addition to its European activities, Decora is also selling decorative products internationally to customers in South America, the Middle

East and the Far East through its own direct efforts and through manufacturer's representative relationships it has developed.

Decora also recently introduced new self-adhesive thin film products for the wall covering and home decorating market based on a new, proprietary thin film technology (patent pending) developed over the last three years. These new products are very thin, yet durable and removable and they blend almost seamlessly onto most smooth or textured surfaces. They are printed in a variety of accents and stencil-like decorative designs and configurations including a line specifically targeted for decorative use on kitchen and bathroom tiles. In 1994, Decora signed a five-year supply agreement which was amended in July 1995 with North American Decorative Products, Inc. ("Norwall"), a wall covering manufacturer, for the manufacture and supply of such thin film decorative products which are being marketed under the Art Works and Tile Works product names.

In addition to the thin film products, Decora has developed a patented system utilizing its Wearlon(R) technology through which a conventional wallpaper substrate is converted into a self-wound, self-adhesive and removable wall covering product. Decora is selling such products to various distributors and is pursuing a licensing arrangement for the manufacture of such products.

Management believes these new products and marketing efforts broaden Decora's potential consumer products revenue base beyond housewares and across new market segments such as hardware, paint and sundries, arts and crafts and wall covering, both in the U.S. and internationally. Decora plans to continually introduce new consumer products through its principal distributors and to pursue its growth plan both domestically and internationally.

PRODUCTS AND SERVICES -  INDUSTRIAL PRODUCTS GROUP

Decora has developed an industrial coatings business which markets proprietary products under the Wearlon(R) brand name to users of specialty industrial coatings. These unique non-stick, yet abrasion-resistant coatings are water-based and cure at room temperature, providing the industrial market with an environmentally friendly coating system for a wide range of specialized applications. These include industrial maintenance easy-to-clean and non-stick applications such as machinery valves, paint booths and clean rooms, marine foul release, and other specialized OEM product and process applications. Decora has established a sales network in North America, consisting of manufacturer's representatives and qualified professional applicators through which the product is marketed and applied for a variety of such applications. To date, the coatings have been sold through this network on a limited basis for use in the automotive, marine, paper, petroleum and food processing industries both for repeat users as well as for ongoing pilot programs in a variety of applications. In addition to these programs, in November 1994, Decora signed a License and Technology Development and Cooperation Agreement with The B.F. Goodrich Company for the development of specialty coatings for its various divisions utilizing Wearlon(R). Decora is actively engaged in research and development under this agreement.

The necessity of long-term evaluation and testing programs required for various technically oriented industrial applications and related long selling cycle result in a slower growth of revenue opportunities than is achievable with certain of Decora's consumer products. The high performance nature of the coating, the costs associated with installing such coatings in large projects and testing for specific applications may take months, and in some cases years, and requires application refinements in response to testing results. Management continues to believe that liquid coating products hold significant opportunity for Decora. Revenues from all coating products have not yet been material to Decora's overall business to date, however, they have started to be recognized by industry participants as a coating with unique properties.

In addition to the products summarized above, Decora's Industrial Products Group also markets various other products, including commercial laminating, coating and printing services and a line of high quality hazardous marking tapes and electrical tapes sold under Decora's Cobra(R) tradename.

For fiscal 1996, industrial products represented 1.5% of Decora's revenues. Ongoing technology development and commercialization efforts may generate additional revenues in the future both through its own direct development and selling efforts and through domestic and international strategic relationships.

MANUFACTURING

The majority of the products sold by Decora are produced at its facility in Fort Edward, New York. Management believes that the plant currently has available capacity which will be utilized in connection with the proposed expansion of existing and new decorative self-adhesive products and industrial products. Decora also utilizes outside suppliers when required for certain printing, coating and finishing purposes for which it does not currently have industrial capabilities as well as for temporary warehousing requirements. Management anticipates making significant capital expenditures in the future in order to increase operating efficiencies and to add additional capacity as warranted by product demand and mix. During fiscal 1996, Decora invested significant capital on the installation and start-up of finished consumer packaging machinery in its Fort Edward facility for its Con-Tact(R) product line pursuant to the Manufacturing Agreement. While such investment did not increase overall capacity, it added an additional step to its process which had previously been performed by Rubbermaid.

The primary raw materials used in Decora Incorporated's products are paper, vinyl, adhesives, inks, silicone and other chemicals. Decora uses two primary suppliers for its vinyl and relations with such suppliers are good. Decora believes that it has alternative sources of its significant and primary raw materials.

MARKETING, RESEARCH AND DEVELOPMENT

Decora's strategy for its consumer products is to develop and sell products and marketing programs through strategic partners with existing distribution capabilities. Such distribution partners may have broad market impact such as Rubbermaid, or more focus in a particular market segment, such as the wall covering manufacturer. Accordingly, for the majority of sales of product covered by the Manufacturing Agreement and other supply agreements, Decora does not incur what might otherwise be typical distribution and selling expenses relating to consumer decorative products and has relied on the services of third party sales and marketing consultants when deemed necessary. Decora has taken a similar strategy for international sales of its Consumer Decorative Products as reflected by its new distributor agreement with Friedola and by relationships it has developed with other international manufacturer's representatives.

For its Industrial Products Group, Decora utilizes varying strategies for different markets. As noted above, for its industrial coatings, Decora has established a manufacturer's representative network in the U.S. and with this network has developed relationships with carefully selected professional applicators across the country to market and apply its Wearlon(R) coatings in industrial maintenance, OEM and marine applications. Decora is also actively pursuing opportunities for strategic relationships in other specific niche markets where Wearlon(R) coatings are believed by management to have the most potential, such as it has in the architectural and aviation markets. As described above, due to the nature of these products, the development process for the industrial products is expected to span a significant duration.

With regard to research and development, Decora maintains a small internal research group which has made significant progress in producing various new products based on Wearlon(R) and the rest of its proprietary adhesive and coating technologies. The majority of recent efforts have been placed on the refinement and enhancement of products already developed; however, that group also continues to focus its efforts on the pursuit of new consumer and industrial products and applications. In addition, Decora has been seeking other entities which have development expertise in certain niche areas to complement Decora's commercialization efforts such as B.F. Goodrich. This strategy will allow Decora to conserve its existing resources.

Given its desire to grow beyond one market and one customer, from fiscal 1992 through fiscal 1995, Decora significantly increased its expenditures on marketing and product development as it expanded its product lines through the commercialization of new products and technology in the consumer and industrial markets. Total expenditures on marketing, research and product and process development amounted to approximately $2.3 million, $4.0 million and $2.8 million in fiscal 1996, 1995 and 1994, respectively. Management anticipates continued expenditures at the same or lower levels per dollar of revenue on products, program and process development while continuing to de-emphasize pure research as new distribution relationships are developed, new product applications and programs are explored and developed, and international marketing channels are opened. As new products have recently been commercialized, a portion of these resources have been invested on the development of strategic marketing relationships and distribution channels as preparation for expansion of production and sales activities (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

PROPRIETARY RIGHTS

Decora owns the rights to the pressure sensitive adhesive technology used in the manufacturing of its self-adhesive Con-Tact(R) products, although the tradename is now owned by Rubbermaid. In addition, it owns the Cobra(R) and Wearlon(R) trade names and has recently been issued a patent on its new self-wound self-adhesive wall covering product. Decora has also applied for tradename and patent protection for certain of its other new products including the protective and decorative thin film products and Wearlon(R) liquid coatings and coating additives.

Several of Decora's new products utilize variations of Wearlon(R) technology as a component of their construction. Decora's rights to Wearlon(R) were formalized in fiscal 1992 and the technology is the result of more than a decade of research and development in adhesive and coating systems. Wearlon(R) includes a water-based polymer which management believes is a breakthrough in coatings requiring extraordinary non-stick and slip-lubricity properties combined with high levels of resistance to corrosion, abrasion, chemicals and solvents. It also provides the ability to control surface release characteristics across a broad spectrum for a variety of applications and cures at room temperature. Decora believes that its commercial position is enhanced by the patents it owns as well as the know-how and trade secrets it has developed and maintains. Decora has also applied for foreign protection for certain of its established and new technologies and trademarks. In the interests of product development and establishment of a distribution network, certain of its technologies have been licensed to third parties. Decora has executed trade secret and confidentiality agreements with its licensees and others to protect its proprietary rights as part of its overall secrecy protection program.

CUSTOMERS

During fiscal 1996, sales to Rubbermaid represented 90% of Decora's revenues. Con-Tact(R) and other related products are distributed through Rubbermaid on a nationwide basis to consumers in conjunction with the extensive product lines of Rubbermaid. Decora also has supply agreements with Norwall and Friedola and international manufacturer's representative relationships which have the future potential of becoming significant contributors to Decora's business. Decora has approximately 50 customers in addition to Rubbermaid, Norwall and Friedola, primarily for its Industrial Products Group but also for international decorative product sales. Decora plans to develop strategic distribution relationships for its industrial products, similar to the relationship it has with Rubbermaid for its consumer products.

COMPETITION

Although Con-Tact(R) and associated products are not sold by Decora to the ultimate consumer, competition experienced by Rubbermaid affects the purchase requirements under the Manufacturing Agreement and Decora's ultimate revenues. Management believes that the Con-Tact(R) product dominates the U.S. market for its class of decorative material as well as miscellaneous end-use surface protection applications. There are several similar products, including a low cost shelf liner produced and sold by Rubbermaid, which, in management's opinion, have not significantly penetrated the market; however, availability of retail shelf space (and thus potential product sales) in an extremely competitive retail environment can be impacted by products serving different utilities than Decora's products. Management believes that Decora (and ultimately Rubbermaid) compete effectively on the basis of price and the superior quality of their product.

Domestic and international markets for self-adhesive decorative products and industrial coating products are very competitive with competitors who are larger and have more financial resources than Decora. Management believes that the formulation and performance characteristics of Wearlon(R)-based products are unique, and that the proprietary technology utilized in several new products may provide a competitive advantage in certain applications. Management intends to focus on such specific applications. Other than Con-Tact(R) sold in the U.S., Decora does not yet have any significant market share in its various other consumer decorative or industrial coating products.


SEASONALITY

Decora generally experiences higher earnings in its first two fiscal quarters due to the purchase requirements of Rubbermaid to meet larger consumtion of Con-Tact(R) during the late spring and summer months. During fiscal 1996, Decora experienced an abnormal decline in volume relative to historical trends as a result of Rubbermaid's absorption of excess inventory which was created as a result of the consolidation of finished packaging operations in Decora's facility. There is no identified seasonality for Decora's other products.

EMPLOYEES

At March 31, 1996, the Company employed 169 people of which 166 were in Decora and three were employed in the Company's corporate office. As of the same date, 115 of Decora's employees were represented by a labor union. The contract with such union which had an expiration date in April 1996 was renegotiated and now expires in March 1999. There have been no major work stoppages in recent years and the Company believes that its relations with its labor force are good.

DISCONTINUED OPERATIONS

COMTEL INDUSTRIES, INC.

In April 1994, the Company decided to sell the operations of its last non-core subsidiary, ComTel Industries, Inc. ("ComTel"), headquartered in Tampa, Florida. ComTel was a full service telecommunications company which manufactured, sold and serviced new and used telephone equipment and proprietary accessories. The first step in the plan to divest the operations was completed in June 1994 with the sale of ComTel's El Paso, Texas manufacturing operation to a third party. The second phase was completed on March 31, 1995 with the sale of the Secondary Market and Services Division which was headquartered in Tampa, Florida, and the final phase was completed with the sale of the remaining manufacturing operation located in Sanford, Florida on June 14, 1995 (see "Management's Discussion and Analysis - Discontinued Operations").

ITEM 2.  PROPERTIES

Decora owns its 220,000 square foot facility located on approximately 12 acres in Fort Edward, New York. The Company's corporate headquarters are located within this facility.

Management of the Company believes that the facilities of the Company and its subsidiary are adequate for present and foreseeable future needs.


ITEM 3.  LEGAL PROCEEDINGS

In May 1996, Sun Financial Group, Inc. ("Sun") filed a complaint against the Company and ComTel Industries, Inc. in Hillsborough County Circuit Court. The complaint seeks enforcement of amounts allegedly due under an Asset Purchase Agreement entered into in May 1993. The amount allegedly due is approximately $200,000. The Company believes that it has defenses to the claims and intends to defend the matter vigorously.

In July 1993, the Company's Decora Incorporated subsidiary was notified by the Environmental Protection Agency ("EPA") that a site in which it disposed of hazardous waste has been named a Superfund site and that it is a potentially responsible party. It is likely that Decora Incorporated will be required to contribute to the cost of the cleanup of the site. The final amount of such cleanup cost cannot be quantified at this time although the Company has reserved an estimated amount based upon available information.

In July 1995, a complaint was filed in the Supreme Court of the State of New York against the Company and its Decora Incorporated subsidiary by a former consultant of such subsidiary. The complaint alleges various breaches of a consulting agreement, including failure to pay sums due for services, misrepresentations, deceptive trade practices and wrongful termination of services. Discovery in this matter has not commenced. The Company and Decora believe these claims are without merit and intend to defend the matter vigorously.

The Company and its subsidiaries are defendants in other pending actions, which, in the opinion of management of the Company, are not material to the Company's financial condition or results of operations. Although no assurances can be given regarding the ultimate outcome of such matters, the Company has accrued amounts for defense and settlement costs which the Company considers adequate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

a.  Market Information

    The Company's Common Stock trades over the counter and is quoted on NASDAQ ("Small Cap").

b.  Stock Price Information

    The following table reflects actual transactions, without retail markup, markdown or commissions for Fiscal 1996 and inter-dealer quotations, without retail markup, markdown or commissions for Fiscal 1995 and 1994. Inter-dealer quotations may not necessarily represent actual transactions. The high and low sales and bid prices of the Common Stock for the dates indicated have been provided by the National Quotation Bureau, Inc.

                  Common Stock
                  ------------

                                                    Sales Prices
                                                    ------------
                                             High              Low
                                             ----              ---
                  Fiscal 1996:

                      First Quarter          1  3/8            1  5/16
                      Second Quarter         1  7/16           1
                      Third Quarter          1  3/16           1  1/16
                      Fourth Quarter         1  3/8              29/32

                                                    Bid Prices
                                                    ----------

                  Fiscal 1995:

                      First Quarter          1   5/16            15/16
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

On June 21, 1996, the closing sales price for the shares in the over-the-counter market was $1.31, as reported by the National Quotation Bureau, Inc. The Company has also authorized a class of preferred stock, although no shares of preferred stock have been issued.

c.  Approximate Number of Holders of Common Stock.

    There were 861 holders of record of Common Stock as of June 21, 1996.

d.  Dividends

    The Company has never paid a cash dividend and intends to retain earnings, if any, for use in its business. The Company's agreements with its lenders restrict the ability of the Company to pay cash dividends and the Company does not presently intend to pay any cash dividends on its Common Stock for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL INFORMATION.

The following selected financial data of the Company as to the five fiscal years ended March 31, 1996 are derived from the consolidated financial statements that have been audited by Price Waterhouse LLP as to all years.

The following table should be read in conjunction with the Company's financial statements and the notes thereto. Unless otherwise indicated, none of the information in the table includes discontinued operations of the Company. See
Note 2 of the financial statements. See also Item 7, "Management's Discussion and Analysis of Financial Condition".

                             DECORA INDUSTRIES, INC.

                             SELECTED FINANCIAL DATA
                     For the five years ended March 31, 1996

                      (In thousands except per share data)

                                                                              Year Ended March 31,
                                                      -----------------------------------------------------------------

                                                         1996         1995          1994           1993            1992
                                                         ----         ----          ----           ----            ----

Statement of Operations Data:
Revenues                                              $38,828      $40,414       $39,955        $38,543         $40,751
Operating Income                                        4,108        3,895         4,192          3,107           3,291
Income (Loss) from Continuing Operations                2,919        2,408         1,629            623           (428)
Income (Loss) from Discontinued Operations               -          (1,297)       (1,481)            68         (8,673)
                                                       ------      -------       -------        -------        --------
Net Income (Loss)                                      $2,919      $ 1,111       $   148        $   691        ($9,101)
                                                       ======      =======       =======        =======        ========

Income (Loss) Per Share(1):

  Continuing Operations                                $ 0.09      $ 0.08        $ 0.06         $ 0.02          $    -
  Discontinued Operations                                -          (0.04)        (0.05)          0.01          ( 0.44)
                                                       ------      -------       -------        -------        --------
  Income (Loss) Per Share(1)                           $ 0.09      $ 0.04        $  0.01        $  0.03         ($ 0.44)
                                                       ======      =======       =======        =======        ========

Balance Sheet Data:(3)

Total Assets                                          $36,157      $31,021       $30,023        $34,952         $34,165
Working capital (deficit)                             $ 1,460      $   238       $   515        ($1,904)        ($5,605)
Long-term Obligations                                 $20,299      $18,163       $18,473        $18,883         $19,358
Stockholders Equity:                                  $10,139      $ 4,396       $ 2,577        $ 1,666         ($2,838)
Cash Dividends per common share(2)                       -            -             -              -               -

- -----------------------
(1) Includes shares issuable upon exercise of outstanding warrants and options to purchase Common Stock if their inclusion is dilutive.

(2) The Company has not paid dividends during the five years ended March 31, 1996 and does not anticipate paying cash dividends in the foreseeable future.

(3) Historical balance sheet data has not been restated for discontinued operations in years prior to the year in which the relevant measurement date occurred.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

GENERAL

During the fiscal year ended March 31, 1996, Decora Industries, Inc. (the "Company") and it's sole operating subsidiary, Decora Incorporated ("Decora") achieved several operational and financial goals which have strengthened its competitive position and laid the groundwork for anticipated growth in the coming years. From an operational point of view, it signed an expanded exclusive manufacturing agreement (the "Manufacturing Agreement") with its largest customer, Rubbermaid Incorporated ("Rubbermaid"), and completed the integration of manufacturing operations assumed from them. It successfully introduced an enhanced self-adhesive product offering to the European market as well as additional proprietary decorative products to the U.S. wall coverings and arts & crafts markets. It refocused with Rubbermaid the program of decorative Con-Tact(R) products in the housewares market thereby allowing Decora to pursue specialty products in other markets. Decora also reached a more mature market acceptance of its Wearlon(R) liquid coating system thereby enabling strategic distribution discussions with various potential partners in several markets. Management continues to emphasize such growth in its mix of products in anticipation of the maturing of its core product line.

From a financial point of view, the Company completed the sale of its last remaining non-core business, ComTel Industries, and retired all debt obligations associated with that subsidiary. It negotiated the extension of a $1.5 million note which had been due in November 1995 and a new repayment schedule beginning in April 1997 for Decora's repayment of $7.0 million of subordinated notes which had been scheduled to begin in April 1996. In conjunction with establishing a new repayment schedule, the Company also restructured the warrants which the subordinated lender held for 20% of the stock of the Company's Decora subsidiary. Such warrants were exchanged for a note and common stock of the Company and thereby removed the "put" obligation which the lender had for such warrants beginning in April 1997 (see "Liquidity and Capital Resources" below).

During the first half of fiscal 1996, Decora completed a significant expansion of its manufacturing operations in order to fulfill the requirements of the expanded Manufacturing Agreement with its largest customer, Rubbermaid, which was signed on April 17, 1995. With the new operations, Decora now performs final consumer packaging steps for Con-Tact(R) decorative products. These operations had previously taken place at a Rubbermaid facility in North Carolina. Absorption of these operations required significant capital investment, higher operating expenses and reduced interim production volume. Management believes that such expansion and integration of finishing steps will add to its control over the cost of the products making them more competitive in the market and contributing to Decora's overall growth and profitability. As a result of the consolidation of all manufacturing steps in one location, during the year, goods previously sold to Rubbermaid and located in their facilities as buffer inventories were sold to customers at the expense of additional production by Decora. In addition to this factor, further inventory was contracted by Rubbermaid which contributed to significantly reduced volume during the year. The impact of such volume reduction was partially offset by the increased value added by Decora to the Con-Tact(R) product line and volume-related price adjustments contained in the manufacturing agreement with Rubbermaid.

In addition to the manufacturing expansion described above, during the first half of the year Decora redefined its product offering to Rubbermaid under which a more focused decorative covering and shelf liner product line for the housewares market was adopted, allowing Decora to expand sales of products targeted to other markets through other distribution alternatives while focusing new product introductions for Rubbermaid in the housewares segment. As a result, sales of specialty products to Rubbermaid declined in the recent year; however, this was partially offset by increased sales to its other strategic distributors.

RESULTS OF CONTINUING OPERATIONS

While revenues for the year were lower than those experienced in the prior year, a portion of such decline can be attributed to the one-time inventory absorption by Rubbermaid related to the relocation of manufacturing operations to Decora's facilities. In addition, certain of Decora's new product lines grew significantly over the prior year helping to offset lower core revenues and management took steps to reduce costs in the face of such lower volume.

FISCAL 1996 VS. FISCAL 1995 AND FORWARD LOOKING INFORMATION

Revenue of the Company was $38,828,000 for the year ended March 31, 1996 compared with $40,414,000, or 3.9% lower, in the prior year. Several factors contributed to the reduction in revenue which were related solely to Decora's core business customer, Rubbermaid, while the decline was partially offset by advances in new business areas. Most significant was the decline in orders from Rubbermaid as a result of their absorption of buffer inventories of products purchased from Decora which are no longer required as a result of the integration of product finishing operations at Decora's Fort Edward facility. In addition to inventory reductions at Rubbermaid associated with the operational consolidation, continuing efforts by Rubbermaid to reduce overall inventory levels negatively impacted Decora's order levels during the recent year. The reduced volume of products sold to Rubbermaid also resulted from Rubbermaid's move to focus on Con-Tact(R) shelving and decorative products for the housewares market, and to discontinue non-housewares specialty products, including Decora's Cushion(TM) products, FabriArt(TM) self-adhesive textile products and KidScape(TM) juvenile border and mural products. While Decora now has the ability to take these products to new distribution channels, in the short term, reduced sales of such products to Rubbermaid during the recent year resulted in $1.6 million lower sales from the levels experienced in the prior year's period. All of these factors contributed to a 18% reduction in unit volume of products sold to Rubbermaid during fiscal 1996 versus the prior year. Such decline was partially offset by the additional value added to the products by the operational consolidation since June and volume related price adjustments pursuant to the Manufacturing Agreement with Rubbermaid, resulting in a net revenue decline of 7% with Rubbermaid.

Revenue from international sales of self adhesive decorative products for the year ended March 31, 1996 increased by $1,131,000, or 100% over the same period last year primarily as a result of significantly increased sales of Decora's new European line to its distribution partner, Friedola, primarily during the third and fourth quarters of the year. Such products were successfully reintroduced at the Heimtextil trade fair in January 1996 and Decora has received additional reorders for such products during the first quarter of fiscal 1997.

Sales of self-adhesive wall covering and thin film products were $1,154,000 during the year ended March 31, 1996, a 30% increase over $887,000 of sales for such products in the prior year. This resulted primarily from increased sales of Decora's Wearlon(R)-based decorative products, including Decora's proprietary thin film. Such increases more than offset lower revenues from certain self-adhesive wall covering products which were discontinued for profitability reasons during the year.

Revenues from industrial products for fiscal 1996 were $563,000, or $374,000 lower than for the same period last year, primarily the result of a $570,000 reduction in revenue from the discontinuance of a release liner product line in September 1994. This decline, in addition to a decline in revenues of Decora's Cobra(R) tape line, was partially offset by an increase in sale of Wearlon(R) liquid coating sales and sales of other industrial products.

Management believes that international sales and revenues for its products will continue to grow during fiscal 1997. Management also believes that no further inventory contraction by Rubbermaid will be required, however, management remains uncertain pertaining to Rubbermaid inventory trends. Management is actively working with Rubbermaid on housewares-targeted new product introductions as well as on certain new product promotional programs in an effort to increase product volume. Management also continues to place efforts on broadening its product offering to more diversified consumer market segments including the reintroduction of products recently discontinued by Rubbermaid with potential distribution partners having critical emphasis in the arts and crafts, do-it-yourself and juvenile decorative covering market segments and continued growth of its new wall covering, thin film and international products.

Gross profit for year ended March 31, 1996 was $10,584,000 or $1,032,000 lower than the prior year's gross profit of $11,616,000. The Company's gross margin percentage declined from 28.7% in the prior year to 27.3% in the recent fiscal year as a result of installation costs and start-up inefficiencies of the new manufacturing operations, reduced overall manufacturing volumes relative to fixed costs and the inclusion of certain expenses in costs of good sold which had been developmental expenses in the prior year. The impact of reduced volumes was partially offset by volume price adjustments pursuant to the Manufacturing Agreement. Gross margins are impacted by many factors including production volume, product mix, changes in raw material prices and product pricing. Based on evaluation of these factors, management anticipates that over the near term, gross margins will remain at levels similar to those experienced in fiscal 1996.

Marketing, general and administrative expenses were $6,476,000 during fiscal 1996, or $1,245,000 lower than the prior year's expenses of $7,721,000, primarily as a result of lower research and product development expenditures, the transition of certain new product processes from the developmental stage in the prior year to ordinary costs of goods sold in the current year and workforce reduction. Marketing, general and administrative expenses during the fiscal year ended March 31, 1996 also include a one-time charge of $282,000 related to an early retirement program which was accepted by twelve of its employees. The charge represents the present value of future benefits and payments to be made to the retired employees over a 70-month time period and management anticipates that Decora will achieve approximately $1,000,000 in net savings over the same period as a result of the program. To further reduce costs in the face of lower business volume during the fourth quarter of the most recent year, management implemented a workforce reduction. Research and development activities were at lower levels than in previous years as Management is now placing more focus on the sale and marketing of products derived from Decora's established technologies. As a result of the above changes, operating income for the fiscal year ended March 31, 1996 increased to $4,108,000 from $3,895,000 during the prior year.

Income from continuing operations for the fiscal year ended March 31, 1996 was $2,919,000 versus $2,408,000 for the same period in the prior year. Interest expense increased $17,000 over the prior year primarily as a result of a $217,000 increase in the accrual for the warrants in subsidiary which was credited to interest expense. Such increase was partially offset by favorable borrowing rates. Income from continuing operations was impacted favorably by a tax benefit of $1,500,000 resulting from net operating loss carry forwards which had not previously been given value on the Company's financial statements (see
Note 9 to the financial statements). The final disposition of non-core subsidiaries and the historical profitability of continuing operations resulted in the recognition of this benefit under accounting principles applicable to a portion of the Company's net operating loss carry forwards. The remaining unrecognized net operating loss carry forwards will be reviewed periodically and credited to income when their recognition is considered to be more likely than not. No loss from discontinued operations was recorded during the year ended March 31, 1996 resulting in net income for the year ended March 31, 1996 of $2,919,000 or $0.09 per share, versus $1,111,000, or $0.04 per share for the year ended March 31, 1995.

For the fourth quarter of fiscal 1996, revenues of the Company were lower by $518,000 (5%) as compared to the comparable period of the prior year primarily as a result of a 15% reduction in revenues from its major customer Rubbermaid. Management believes that such reduction was a result of inventory reductions throughout the distribution chain as well as the impact of severe winter weather on retail sales and increased competition from non-adhesive shelf lining products in certain markets. Such impact continued to be felt during the first two months of Fiscal 1997 while order volume in June 1996 has returned to near historical levels. Partially offsetting such decline were significant increases in sales of international and wall covering products which together increased 319% over the levels experienced in the prior year's quarter. The impact of lower core product volume was also offset by volume related price adjustments pursuant to the Manufacturing Agreement, by cost reductions implemented by Decora in the face of lower volume and by lower interest expense. As a result, pre-tax income for the final quarter of Fiscal 1996 was $243,000 versus a pre-tax loss of $139,000 for the fourth quarter of Fiscal 1995.

The Company's near term growth is anticipated by Management to come primarily from increased product sales to international markets and the sale of proprietary self-adhesive wall covering and decorative thin film products. Longer term growth is also anticipated to be derived from these products as well as from sales of Wearlon(R) liquid coatings both in the industrial maintenance and other niche markets and from sales of new products being developed for Rubbermaid. It is anticipated that such products and marketing activities will add growth to the relatively flat revenues anticipated from the mature domestic Con-Tact(R) business.

FISCAL 1995 VS. FISCAL 1994

Revenues of the Company increased by 1.1% or $459,000 from $39,955,000 in fiscal 1994 to $40,414,000 in fiscal 1995. Revenues from its traditional Con-Tact(R) product line decreased by 4.5% or $1,615,000 and discontinued industrial release liner product revenue decreased $850,000. These declines were offset by a $2,054,000 increase in sales of recently introduced, and newly developed, self-adhesive products for Rubbermaid including Con-Tact(R) Ultra, Con-Tact(R) Cushion(TM) and FabriArt(TM) and a $1,105,000 increase of other consumer decorative products to other customers in the wall covering and decorative markets including North American Decorative Products, Inc. ("Norwall") and Friedola Gebr. Holzapfel GmbH & Co. KG ("Friedola"). While not yet significant, sales of Wearlon(R) liquid coatings in the industrial maintenance market also increased over the prior year.

During the first quarter of fiscal 1995, Decora signed two five year exclusive license and supply agreements with Norwall for (a) proprietary coating and laminating services for the conversion of Norwall's standard wall covering products into repositionable, removable, self-adhesive products and (b) the manufacture and supply of decorative thin film coordinated accents. These agreements contain minimum purchase volumes in order for Norwall to retain exclusivity in addition to royalties to be paid based on the sale of such products. In addition to the Norwall agreements, during fiscal 1995 Decora signed a License and Supply Agreement with Friedola under which Friedola will purchase from Decora a wide variety of its consumer and commercial decorative products for exclusive distribution throughout western Europe. Based in Germany, Friedola is a 105-year-old manufacturer and wholesaler of housewares and home furnishing products with annual revenues in excess of $100 million. This agreement also contains minimum purchase volumes in order to retain exclusivity.

Initial sales under Decora's new supply agreements with Norwall and Friedola occurred primarily during the third and fourth quarters of the fiscal year ended March 31, 1995 as a result of initial market introductions. While these new products generated interest in the marketplace, Decora concentrated on upgrading production from small lots to commercial production and experienced start-up manufacturing inefficiencies and shipping delays with certain products. As a result, initial minimum volumes under the agreements were not achieved and the customers refined product programs based on market feedback from the initial introduction.

Gross profit of the Company increased by $1,230,000 during the current fiscal year from $10,386,000 in fiscal 1994 to $11,616,000 in fiscal 1995 reflecting a combination of increased sales volume, discontinuance of certain less profitable industrial products and manufacturing cost reductions.

Operating income of the Company decreased $297,000 during the current fiscal year from $4,192,000 in fiscal 1994 to $3,895,000 in fiscal 1995. Higher gross profit was offset by new product manufacturing development and start-up costs. These additional costs which were mainly a result of manufacturing process development as well as market development resulted primarily from existing and new consumer products being distributed by Rubbermaid as well as those for Decora's new additional strategic supply relationships with Norwall and Friedola. Certain expenditures in fiscal 1995 were non-recurring costs associated with initiating the commercial production of new technology-based products. Research and development spending decreased from $1,364,000 in fiscal 1994 to $1,067,000 in fiscal 1995 with such decrease being more than offset by increases in sales and marketing and production activities.

Interest expense increased 8% from $2,451,000 in fiscal 1994 to $2,658,000 in fiscal 1995. While total liabilities decreased by $821,000 during the year, such decrease was offset by increased interest rates on floating rate debt and increased amortization of the debt discount related to the CIGNA Subordinated notes as a result of the extension of the first sinking fund payment from April 1995 to April 1996.

Income from continuing operations was impacted favorably by a tax benefit of $1,400,000 resulting from net operating loss carry forwards which had not previously been given value on the Company's financial statements (see Note 9 to the financial statements). The final disposition of non-core subsidiaries and the historical profitability of continuing operations resulted in the recognition of this benefit under accounting principles applicable to a portion of the Company's net operating loss carry forwards.

RESULTS OF DISCONTINUED OPERATIONS

On June 14, 1995, the Company completed the sale of the remaining operations of ComTel Industries, Inc. with the sale of its ComTel Metals manufacturing assets. The selling price for these remaining assets was $1,370,000 (consisting of $1,100,000 cash and a note for $270,000) plus the assumption of approximately $75,000 of liabilities. As of March 31, 1996, $198,000 of the note had been repaid and the Company is pursuing legal action against the purchaser with respect to collecting the remaining balance of the note.

With regard to liabilities not assumed by the buyers of the operations, during fiscal 1996, all remaining debt obligations of ComTel were paid in full while certain trade payables have been settled for less than face value. The Company is also defending a complaint filed by Sun Financial Group relating to amounts allegedly due under an Asset Purchase Agreement entered into in May 1993 (see "Legal Proceedings" above). While the Company is in the process of defending such litigation and settling any remaining trade liabilities of its former ComTel business, no operations remain and no further losses are expected to be incurred with respect to the ComTel operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital as reflected on its consolidated balance sheet increased from $238,000 as of March 31, 1995 to $1,460,000 as of March 31, 1996. Accounts receivable increased $1,210,000 reflecting additional receivables related to international sales and receivables associated with contractual year-end price adjustments with Decora's largest customer. Inventories increased by $1,074,000 reflecting additional raw materials required for international product sales and increased finished goods inventory related to such sales. Prepaid and other current assets increased by $193,000 primarily as a result of prepaid interest associated with the $1,500,000 convertible note which was extended until May 1998 (see Note 5 to the financial statements) as well as miscellaneous timing differences. Accounts payable decreased by $713,000 reflecting timing differences with certain vendors and reduced purchases of raw materials in the fourth quarter of fiscal 1996. No significant changes occurred regarding accrued liabilities while current portion of long term debt increased by $2,653,000 reflecting the extension and repayment of $2,050,000 of debt which was current in the prior year offset by the addition of Decora's revolving line of credit in the amount of $4,002,000 which currently has an expiration date of July 31, 1996. The Company is in active discussions with its primary lender regarding the renewal of such line of credit and fully anticipates that such renewal will be attained in the ordinary course of business.

Consolidated cash balances as of March 31, 1996 were $188,000 which are limited by certain security agreements and debt covenants as to use. The holding company therefore has limited cash resources. During recent fiscal periods, the Company and its subsidiaries generated cash from operations which was utilized primarily to fund working capital requirements and repay debt. During the current fiscal year Decora generated positive operating cash flow while the holding company, due to administrative expenses, litigation settlements and current debt maturities had negative cash flow which was funded through management fees, through a private placement of equity securities and through the conversion of debt into equity securities (see Note 5 to the financial statements).

In July 1994, Decora's revolving credit line was increased to $6,000,000 and extended to July 31, 1996. In addition, the remaining term loan balance of $2,000,000 as of the closing date was refinanced together with an additional $6,000,000 of new debt in a five-year term loan facility which was used to repay debt of the holding company. While the revolving line of credit currently expires on July 31, 1996 and Management expects that such line of credit will be extended in the ordinary course of business. As of March 31, 1996, the outstanding balance of the term loan and the revolving line of credit were $6,501,000 and $4,002,000, respectively. As part of the same debt refinancing, Decora established an additional $1,000,000 of availability under the term loan facility (if required) to fund capital expenditures until July 31, 1995. In July 1995, Decora borrowed $500,000 under such facility to fund capital improvements and in September 1995 borrowed an additional $375,000 of low interest debt through a Federal H.U.D. program administered by a local development corporation in order to help fund the costs of the expansion of operations. As of March 31, 1996, the outstanding balances of these two facilities were $438,000 and $342,000, respectively. Additionally, during fiscal 1996, the Company borrowed $650,000 from it's primary lender under a two-year business purpose note in order to repay certain liabilities of its former ComTel Industries subsidiary. As of March 31, 1996, the outstanding balance of this note remained $650,000.

In connection with the acquisition of the Decora division by the Company in April 1990, Decora issued $7,000,000 principal amount of subordinated notes, of which $2,500,000 was due April 15, 1995 and $1,500,000 on each April 15 thereafter through 1998. The lender (CIGNA) and Decora have agreed to extend the first payment until April 15, 1997 at which time a total of $3,500,000 will be due. These notes had been issued with warrants which included certain put features which may have been payable in May 1997. In March 1996 the Company and CIGNA agreed to exchange such warrants for a non-interest bearing two-year note in the amount of $1,000,000 and 1,000,000 shares of the Company's common stock. If the note is not repaid prior to April 15, 1997, then the amount due will increase by 20% and if the shares of common stock do not have a market value of at least $3.00 per share as of April 15, 1998, then the Company will issue additional shares to make up any deficiency. This transaction was closed on June 28, 1996 and any gain or loss, if any, will be charged to shareholders equity during the first quarter ending June 30, 1996.

During the third quarter of fiscal 1996, the Company successfully negotiated an extension of a convertible note in the amount of $1,500,000 which was due on November 3, 1995. Such note was extended until May 1998 at the same interest rate. Interest for the two and one-half year period and an extension fee were prepaid at closing through the issuance of 782,089 shares of stock. The lender also received warrants for the purchase of 1,700,000 shares of common stock which are exercisable at a price of $0.78 per share only in the event that the note is paid in full without conversion. A second convertible note in the amount of $550,000 which was due on January 1, 1996 was satisfied during the third quarter through partial conversion and repayment of the balance with cash. In order to satisfy such obligation as well as a litigation settlement, during the third quarter the Company raised $550,000 in a private placement of common stock.

Capital expenditures for the fiscal year ended March 31, 1996 were approximately $2,700,000. Such expenditures were primarily related to the installation and start-up of the new finishing operations acquired from Rubbermaid and do not represent a typical year. Such expenditures were financed during the year through operating cash flow, the borrowing of $875,000 under two debt facilities noted above, reimbursement of certain expenditures by Rubbermaid and borrowings under Decora's revolving line of credit. The Company is currently pursuing alternative financing sources in order to refinance a portion of its revolving line of credit with a long term financing. The Company is also evaluating alternative financing sources which may be required to repay the $3,500,000 to CIGNA which is due on April 15, 1997 as well as the $1,000,000 note due to CIGNA which was exchanged for the warrants which CIGNA held in the Company's sole operating subsidiary. Such plans include refinancing term debt which has been repaid since 1994 and refinancing a portion of Decora's revolving line of credit on a long term basis based on the increased value of the fixed assets purchased during Fiscal 1996. Management believes that, along with the extension of Decora's revolving line of credit, Decora's cash flow from operations and lending facilities will be adequate to meet its debt service and fund its working capital requirements while the repayment of the Cigna note may require alternative financing sources. Cash flow requirements of the Company will be satisfied through existing cash balances, management fee income from its subsidiary and private placements of debt and/or equity if required.

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

                        DIRECTORS AND EXECUTIVE OFFICERS

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth certain biographical information, present occupation, and business experience for the past five years of each director and executive officer, including those persons nominated to serve on the Board of Directors:

                                                                                               Year First
                                                                                                  Became
       Name                         Age                     Position                            Director
       ----                         ---                     --------                            --------
Nathan Hevrony                      44               Director, Chairman,                         1988
                                                     Chief Executive Officer

Roger Grafftey-Smith                64               Director                                    1988

Gabriel Thomas                      54               Director                                    1991

Stephen H. Verchick                 55               Director                                    1993

Ronald A. Artzer                    52               Director                                    1994

Timothy N. Burditt                  41               Executive Vice President,                     -
                                                     Administration and Finance,
                                                     Secretary

Richard A. DeCoste                  57               Executive Vice President,                     -
                                                     Decora Industries; Director of
                                                     Manufacturing, Decora Incorporated

Frank J. Nolfi, Jr.                 64               Vice President-Finance,                       -
                                                     Decora Incorporated

John F. Tattersall                  38               Chief Operating Officer,                      -
                                                     Decora Incorporated

DIRECTORS

NATHAN HEVRONY. Mr. Hevrony has served as a director and secretary of the Company since August 1988. He was elected Chief Executive Officer and Chairman of the Board during Fiscal 1990. He was a Director of two publicly traded companies, until June 1988 while he was employed as a Director of Planning and Development at a publicly traded holding Company from June 1986 to June 1988.

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

STEPHEN H. VERCHICK. Mr. Verchick was elected to the Board of Directors in October 1993. He has been engaged in the private practice of law as President of Stephen H. Verchick & Associates, Professional Corporation, in Beverly Hills, California, for the past 24 years. Mr. Verchick is also President of Warner Capital Associates, a Los Angeles based venture capital firm.

RONALD A. ARTZER. Mr. Artzer was elected to the Board of Directors in May 1994. In March 1994, Mr. Artzer became President and Chief Executive Officer of SoPakCo Foods, a food processing and packaging company. From 1991 to 1993, Mr. Artzer served as President and Chief Executive Officer of Design Foods, a Division of Sara Lee Corporation. From 1988 to 1991, he was President of STP Consumer Services, Inc., a subsidiary of First Brands Corporation. From 1984 to 1988 he was President of Toddle House Restaurants, Inc., a subsidiary of Carson Pirie Scott & Company. Prior thereto, he served in various Executive Officer capacities of Sambo's Restaurants, Pepsi-Cola Company and General Foods Corporation.

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

JOHN F. TATTERSALL. Mr. Tattersall was named as Chief Operating Officer of the Company's Decora Incorporated subsidiary in June 1995. From 1984 until his employment with Decora Incorporated, Mr. Tattersall held several key executive positions with General Electric Company including Business Manager from 1991 to 1995 and Product Manager from 1989 to 1991.

RICHARD A. DECOSTE. Mr. DeCoste was named Director of Manufacturing in December 1995. He had joined the Company as President of the Company's Decora Incorporated subsidiary in January 1993. In February 1994, Mr. DeCoste became President of its Consumer Decorative Products Group. In November 1994, he became Executive Vice President of the Company. From 1989 through 1991 Mr. DeCoste was President of Plural Technologies, a manufacturer of commercial coatings. In addition, he has owned DeCoste Remodeling/Design, a building materials company since 1987.

FRANK J. NOLFI, JR. Mr. Nolfi has served as Vice-President Finance of the Company's Decora Incorporated subsidiary since the Company's acquisition in April 1990. He served in the same position for the Uniglass Industries division of the prior owner, United Merchants and Manufacturers, Inc.

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

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors convened three formal meeting during fiscal 1996. In addition, the Board took action numerous times during the fiscal year by unanimous written consent. Management confers frequently with its directors on an informal basis to discuss Company affairs.

The Board of Directors has two standing committees: an Audit Committee and a Compensation Committee. The Board does not have a Nominating Committee.

The function of the Audit Committee is to review and approve the selection of and all services performed by the Company's independent accountants, to meet and consult with, and to receive reports from the Company's independent accountants and its financial and accounting staff and to review and act or report to the Board of Directors with respect to the scope of audit procedures, accounting practices, and internal accounting and financial controls of the Company. The current members of the Audit Committee are Roger Grafftey-Smith, Gabriel Thomas, Stephen Verchick and Ronald Artzer. The Audit Committee held one meeting during fiscal 1996 and took action by written consent.

The Compensation Committee is generally authorized to review and recommend to the Board the compensation to be paid to the Company's principal officers and to administer the Company's 1987 Stock Option Plan. The current members of the Compensation Committee are Roger Grafftey-Smith (Chairman),

Gabriel Thomas, Stephen Verchick and Ronald Artzer. The Compensation Committee held three meetings during fiscal 1996 but took action several times by written consent.

COMPENSATION OF DIRECTORS

Directors are paid $2,500 for each Board meeting which they attend, and $500 for each committee meeting which they attend. Directors may also receive stock options under the Company's 1987 Stock Option Plan, or by other grant by the Company. The Company reimburses directors for reasonable expenses incurred in connection with their attendance at meetings and other Company related functions.

ITEM 11.  EXECUTIVE COMPENSATION

The tables and discussion below set forth information about the compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and to its most highly compensated executive officers during the fiscal years ended March 31, 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION           LONG-TERM COMPENSATION
                                             --------------------------     ----------------------
                                FISCAL
NAME AND PRINCIPAL POSITION      YEAR         SALARY(1)           BONUS         STOCK OPTIONS
- ---------------------------      ----         ---------           -----         -------------

Nathan Hevrony                 1996          $185,000(4)              -                  -
Chief Executive Officer        1995          $180,000            $25,000           400,000(2)
                               1994          $125,000            $25,000                 -

Timothy N. Burditt             1996          $120,000            $15,000            25,000
Executive Vice President,      1995          $ 90,000            $27,000                 -
 Administration & Finance      1994          $ 81,000                 -            100,000

John F. Tattersall             1996          $ 99,000                 -            200,000(3)
Chief Operating Officer,       1995               -                   -                  -
Decora  Incorporated           1994               -                   -                  -

Richard A. DeCoste             1996          $125,000                 -                  -
Director of Manufacturing,     1995          $128,000                 -                  -
 Decora Incorporated           1994          $116,000                 -             75,000

- ---------------
(1) Messrs. Hevrony, Tattersall, and Burditt were compensated pursuant to employment agreements. See "Employment Agreements" below.

(2) The options vest as follows: 150,000 vest if the share price is $3.00 or more for 30 consecutive days and 250,000 shall vest if the share price is $4.00 or more for 30 consecutive days any time until May 31, 1997. None of these options are vested at this time.

(3) Options vest as follows: 50,000 on date of grant and 50,000 on each anniversary of date of grant over three years.

(4) The Company also paid the premium for term life insurance for the benefit of Mr. Hevrony of $17,665.


EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with Mr. Hevrony, its Chief Executive Officer which has been extended until May 31, 1997. The extended agreement provides for an annual salary of $185,000 and a cash bonus of up to $60,000 for the fiscal year ended March 31, 1995 with future years bonus compensation to be determined by the Board of Directors. The maximum of $60,000 shall be paid if the Company's earnings per share from continuing operations are twice the prior year's earnings. Mr. Hevrony was paid a $25,000 bonus for the fiscal year ended March 31, 1995 and no action has been taken by the Board with respect to bonus compensation for the year ended March 31, 1996. In addition, during August 1994, Mr. Hevrony received an option to purchase up to 400,000 shares at $2.00 per share. The options vest as follows: 150,000 vest if the share price is $3.00 or more for 30 consecutive days and 250,000 shall vest if the share price is $4.00 or more for 30 consecutive days any time until May 31, 1997. None of these options are vested at this time. The employment agreement shall terminate upon breach of a material term of the agreement or upon the permanent disability of Mr. Hevrony. In the event of termination without cause (as defined in such agreement), Mr. Hevrony is entitled to receive compensation for the remainder of the term of the agreement (through May 31, 1997) and an additional 24 month period.

The Company entered into a three-year employment agreement with Mr. Burditt which provides for a minimum annual compensation in the amount of $90,000 and an annual bonus of $27,000. In 1995 such agreement was modified to provide minimum annual compensation in the amount of $120,000 with an annual bonus subject to performance and the discretion of the compensation committee. This agreement was automatically renewed for a new three year term beginning June 1996. Upon termination without cause, Mr. Burditt is entitled to receive any earned but unpaid bonuses on a pro-rata basis, plus compensation in the amount of twelve months during the first year of the term, nine months compensation during the thirteenth to eighteenth months of the term and the lesser of six months or until the end of the term if terminated after the eighteenth month. Such agreement was extended to May 1999.

In June 1995 the Company has entered into a three year employment agreement with Mr. Tattersall which initially provides for minimum annual compensation in the amount of $130,000. In addition, such agreement provides for an annual bonus of up to half his salary contingent upon certain performance criteria. Upon termination without cause, Mr. Tattersall is entitled to receive compensation for the greater of 12 months or the remainder of the term of his agreement.

                OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 1996

                                                                                         POTENTIAL REALIZABLE
                                       % OF TOTAL                                          VALUE AT ASSUMED
                                         OPTIONS                                       ANNUAL RATES OF STOCK PRICE
                                       GRANTED TO     EXERCISE PRICE                 APPRECIATION FOR OPTION TERM(2)
                          OPTIONS     EMPLOYEES IN      PER SHARE       EXPIRATION   --------------------------------
NAME                      GRANTED      FISCAL YEAR       ($/SH)            DATE          0%           5%          10%
- ----                      -------     ------------     -------------    ----------   ---------    ---------    ------
John F. Tattersall        200,000(2)      89%          $1.03            6/28/98      $   -0-       $32,471      $68,186
Timothy N. Burditt         25,000(3)      11%          $1.08            7/ 1/03      $   -0-       $10,992      $25,615

- ---------------
(1) Gains are reported net of the option exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, compounded on an annual basis. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock conditions. The amounts reflected in this table may not necessarily be achieved.

(2) Options were granted at $1.03 per share. The options vest as follows: 50,000 vested on date of grant and 50,000 additional options vest on each anniversary of the date of grant over three years. 50,000 of these options are vested at this time.

(3) Options were granted at $1.08 per share and all were vested as of the date of grant.

                AGGREGATED MARCH 31, 1996 YEAR END OPTION VALUES

                                                                        VALUE OF UNEXERCISED
                          NUMBER OF UNEXERCISED OPTIONS                 IN-THE-MONEY OPTIONS
                               AT FISCAL YEAR END                        AT FISCAL YEAR END
                          -----------------------------               -----------------------------
        NAME              EXERCISABLE  UNEXERCISABLE                  EXERCISABLE  UNEXERCISABLE(3)
        ----              -----------  -------------                  -----------  ----------------
Nathan Hevrony              750,000         400,000                       $ -0-         $  -0-

Timothy N. Burditt          125,000(1)         -0-                        $ -0-         $  -0-

Richard A. DeCoste           75,000(1)(2)      -0-                        $ -0-         $  -0-

John F. Tattersall           50,000          150,000                      $- 0-         $  -0-

- ---------------
(1) Options were granted at 85% of market value (closing bid price for the Company's Common Stock as reported by NASDAQ) at date of grant.

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

(3) Value of unexercised in-the-money options was calculated using the average of the bid and asked price for the Company's stock on March 31, 1996.

During fiscal 1996 none of the executive officers exercised any outstanding stock options. The only unexercised options held by such executive officers as of March 31, 1996, are shown in the table above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of June 15, 1996, certain information with respect to the Common Stock of the Company which may be deemed to be beneficially owned by each stockholder who is known by the Company to own more than 5% of the outstanding Common Stock, by each director of the Company and by all directors and officers as a group.

     NAME AND                                                                                                PERCENT
    ADDRESS OF                               COMMON              OTHER                                            OF
 BENEFICIAL OWNER(1)                          STOCK            SECURITIES                     TOTAL          CLASS
 -------------------                          -----            ----------                     -----          -----
Nathan Hevrony                               753,750            750,000(2)                1,503,750           4.2%
1 Mill Street
Fort Edward, NY  12828

Gabriel Thomas                                   -0-            412,000(2)                  412,000           1.2%
1 Mill Street
Fort Edward, NY  12828

Roger Grafftey-Smith                         375,000            262,000(2)                  637,000           1.8%
1 Mill Street
Fort Edward, NY  12828

Stephen H. Verchick                              -0-             75,000(2)                   75,000            (4)
21550 Oxnard Street
Suite 300
Woodland Hills, CA  91367

Ronald A. Artzer                                 -0-             50,000(2)                   50,000            (4)
315 Mullins Street
Mullins, South Carolina  29574

Timothy N. Burditt                               -0-            125,000(2)                 125,000             (4)
1 Mill Street
Fort Edward, NY 12828

John F. Tattersall                               -0-            100,000(2)                  50,000             (4)
1 Mill Street
Fort Edward, NY 12828

Richard A. DeCoste                               -0-             75,000(2)                  75,000             (4)
1 Mill Street
Fort Edward, NY 12828

Frank J. Nolfi, Jr.                              -0-                -0-                        -0-             (5)
1 Mill Street
Fort Edward, NY  12828

Robert W. Johnson, IV(6)                   2,006,325(3)       1,207,353(2)(5)            3,213,678            9.1%
The Johnson Company
630 Fifth Avenue, Suite 918
New York, NY 10111

All directors and officers as
a group including the named
persons (9 persons)                        1,128,750          1,849,000                  2,977,750            8.4%

- --------------------------

(1) Unless otherwise indicated, each person included in the table has sole investment power and sole voting power with respect to the securities beneficially owned.

(2) The amounts shown reflect shares of common stock underlying stock options, convertible notes or warrants which are exercisable within 60 days of June 15, 1996.

(3) Mr. Johnson disclaims beneficial interest in 185,000 shares which are held by trusts for which he is a trustee.

(4) Each of these persons owns less than 1% of the outstanding common stock of the Company.

(5) Includes 882,353 shares issuable upon the conversion of the Johnson Note in the principal amount of $1,500,000 at the rate of $1.70 per share. Does not include a warrant to purchase 1,700,000 shares which can only be exercised if the Johnson Note is paid in full without conversion.

(6) Pursuant to the terms of a Note and Warrant Agreement, dated November 3, 1992, by and between the Company and Mr. Johnson, as amended, the Company is obligated to name Mr. Johnson as a director nominee. Mr. Johnson has indicated to the Company that he does not intend to exercise such right at the present time.
- --------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 None

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.  Financial Statements. See Index to Consolidated Financial Statements.

     2. Financial Statement Schedules. See Index to Consolidated Financial Statements.

     3.  Exhibits.

The following exhibits are filed or incorporated by reference as part of this Report.

(3)   Articles of Incorporation and By-Laws

         3.1   Certificate of Incorporation filed on March 27, 1992. (8)

         3.2   By-laws. (8)

(4)   Instruments Defining the Rights of Security Holders

         4.1   Certificate of Incorporation (see Exhibits 3.1-3.2).

         4.2   Form of Specimen Certificate.

(10)   Material Contracts

         10.1  Utilitech, Incorporated, 1987 Stock Option Plan. (1)

         10.2 Management Agreement dated as of April 18, 1990 by and between Utilitech and Decora Incorporated.(2)

         10.3 Loan and Security Agreement dated as of April 18, 1990 by and between Decora Incorporated, Utilitech and Norstar Bank of Upstate NY ("Norstar").(2)

         10.4 Mortgage dated as of April 18, 1990 by and between Decora Incorporated and Norstar.(2)

         10.5  Guaranty of Utilitech to Norstar dated as of April 18, 1990. (2)

         10.6 Secured Revolving Line of Credit Agreement dated as of April 18, 1990 by and between Decora Incorporated and Norstar. (2)

         10.7 Form of Warrant to Purchase Common Stock of Decora Incorporated expiring April 15, 1998 dated as of April 18, 1990 by and between Decora and CIGNA Mezzanine Partners II, L.P., CIGNA Property and Casualty Insurance Company and Zande and Co. (2)

         10.8 Forms of 14% Senior Subordinated Notes due April 15, 1998 dated as of April 18, 1990 in the amounts of $3,206,480.21, $1,327,732.26, $1,138,055.27 and $1,327,732.26 to CIGNA Mezzanine
               Partners II, L.P., CIGNA Property and Casualty Property and Casualty Insurance Company and Zande and Co. (2)

         10.9 Securities Purchase Agreement dated as of April 15, 1990 by and between Utilitech, Decora Incorporated and Purchasers of 14% Senior Subordinated Notes due 1998 and Warrants to Purchase Common Stock of Decora Incorporated. (2)

         10.10 Agreement and Plan of Merger by and between Decora Industries, Inc. and Utilitech, Incorporated dated March 3, 1992. (3)

         10.11 Option Agreement dated as of January 7, 1992, by and between Utilitech, Incorporated and Nathan Hevrony. (4)

         10.12 Option Agreement dated as of January 7, 1992, by and between Utilitech, Incorporated and Roger Grafftey-Smith. (4)

         10.13 Option Agreement dated as of January 7, 1992, by and between Utilitech, Incorporated and Gabriel Thomas. (4)

         10.14 Note and Warrant Purchase Agreement by and between Decora Industries, Inc. and Robert W. Johnson IV, dated November 3, 1992. (5)

         10.15 Convertible Negotiable Promissory Note by and between Decora Industries, Inc. and Robert W. Johnson IV, dated November 3, 1992. (5)

         10.16 Series A Warrant to Purchase Common Stock of Decora Industries, Inc., dated November 3, 1992 issued to Robert W. Johnson IV. (5)

         10.17 Series B Warrant to Purchase Common Stock of Decora Industries, Inc., dated November 3, 1992 issued to Robert W. Johnson IV. (5)

         10.18 License Agreement dated August 9, 1991, by and between the Company and John Smith.(6)

         10.19 Form of Option Agreement dated as of January 11, 1993, by and between Richard A. DeCoste and the Company.(6)

         10.20 Asset Purchase Agreement date May 14, 1993 by and among ComTel Industries, Inc., the Company and Sun Financial Group, Inc.(6)

         10.21 Employment Agreement, dated as of July 1, 1993, by and between the Company and Timothy N. Burditt.(6)

         10.22 1988 Employee Stock Purchase Plan.(6)

         10.23 Second Amendment to Secured Revolving Line of Credit Agreement dated as of July 29, 1993 by and between Decora and Fleet Bank of New York (successor to Norstar).(7)

         10.24 Labor Agreement, effective June 9, 1992, by and between Decora Incorporated and Local #13 United Paperworkers International Union.(7)

         10.25 Manufacturing Agreement dated as of February 18, 1994, by and Between Decora Industries, Inc., Decora Incorporated and Rubbermaid Incorporated.(7)(11)

         10.26 Promissory Note in the amount of $8,500,000 by and between Decora Incorporated and Fleet Bank of New York dated July 20, 1994.(7)

         10.27 Amendment No. 1 to Loan and Security Agreement between Decora Incorporated and Fleet Bank of New York dated July 20, 1994.(7)

         10.28 Promissory Note in the amount of $1,000,000 by and between Decora Incorporated and Fleet Bank of New York dated July 20, 1994.(7)

         10.29 Loan and Security Agreement in the amount of $1,000,000 by and between Decora Incorporated and Fleet Bank of New York dated July 20, 1994.(7)

         10.30 Revolving Line of Credit Note in the amount of $6,000,000 by and between Decora Incorporated and Fleet Bank of New York dated July 20, 1994.(7)

         10.31 Third Amendment to Secured Revolving Line of Credit Agreement by and between Decora Incorporated and Fleet Bank of New York dated July 20, 1994.(7)

         10.32 Asset Purchase Agreement by and among ComTel Metals, Inc., ComTel Industries, Inc. and Keptel, Inc. dated June 28, 1994.(7)

         10.33 Amendment to License Agreement dated March 31, 1994 by and among Decora Industries, Inc., Decora Incorporated and John R. Smith.(7)

         10.34 Assignment of Ownership dated June 30, 1994 by and among Decora Industries, Inc., Decora Incorporated and John R. Smith relating to License Agreement.(7)

         10.35 Form of InterEast Warrant dated May 4, 1994 to purchase common stock of Decora.(7)

         10.36 Warrant to Confidesa AG to Purchase 100,000 Shares of Common Stock dated June 29, 1993.(7)

         10.37 Form of Warrant to Confidesa AG to Purchase 50,000 shares of Common Stock dated June 1994.(7)

         10.38 Form of Convertible Promissory Note dated June 1994, in the amount of $550,000 by and between Confidesa AG and Decora Industries, Inc.(7)

         10.39 Letter of Fleet Bank to Decora Industries dated July 29, 1994 regarding the extension of the line of credit of ComTel Industries, Inc.(7)

         10.40 Amendment to Securities Purchase Agreement dated as of July 19, 1994 by and between Decora, Incorporated and Cigna Mezzanine Partners, Inc., Cigna Property and Casualty and Insurance Company of North America.(7)

         10.41 General Mutual Releases, Settlement Agreement and Covenants for Peace from Further Litigation, Proceedings, Claims, Purported Advocacy of Claims and Unwanted Publicity, by and between Jacqueline B. Cotsen and Decora Industries, Inc., dated July 20, 1994.(7)

         10.42 Assignment Agreement by and among Chase Manhattan Bank, N.A., Decora Industries, Inc., and Winslow Bank Limited, dated July 20, 1994.(7)

         10.43 Restated Settlement and Release Agreement by and between Stanley Rabinowitz, Milton Rabinowitz, the Estate of Solomon Rabinowitz, the Estate of Clara Rabinowitz, Sherri Rabinowitz Sussman, Suzanne Rabinowitz, Jeffrey Rabinowitz, Laurence Rabinowitz and Barbie Rabinowitz Lieber, on the one hand, and Decora Industries, Inc., and Yorkville Industries, Inc., on the other hand, dated July 20, 1994.(7)

         10.44 Agreement and Release by and between InterEast Capital Limited and Decora Industries, Inc., dated July 20, 1994.(7)

         10.45 Promissory Note in the amount of $6,000,000 dated as of July 20, 1994 by and between Decora Industries as borrower and Decora Incorporated as lender.(7)

         10.46 Form of Employment Agreement dated as of June 1, 1994 by and between Decora Industries, Inc. and Nathan Hevrony.(7)

         10.47 Form of Option Agreement dated as of July 5, 1994 by and between Decora Industries, Inc. and Stephen Verchick.(7)

         10.48 Form of Option Agreement dated as of July 5, 1994 by and between Decora Industries, Inc. and Ronald Artzer.(7)

         10.49 Form of Option Agreement dated as of August 15, 1994 by and between Decora Industries, Inc. and Nathan Hevrony.(8)

         10.50 Letter dated November 18, 1994 from Fleet Bank to Richard J. Winslow, President, ComTel Industries, Inc. re extension of revolving working capital line of credit in the amount of $2,000,000 until January 31, 1995.(8)

         10.51 Modification, Extension and Restatement Agreements by and between Fleet Bank and ComTel.(9)

         10.52 Asset Purchase Agreement dated as of March 31, 1995 by and between ComTel Systems Corporation and ComTel Industries, Inc.(10)

         10.53 Secured Promissory Note I dated as of March 31, 1995 in the amount of $850,000 by and between ComTel Systems Corporation, as Debtor, and ComTel Industries, Inc., as Lender.(10)

         10.54 Secured Promissory Note II dated as of March 31, 1995 in the amount of $710,000 by and between ComTel Systems Corporation, as Debtor, and ComTel Industries, Inc., as Lender.(10)

         10.55 Amendment to Securities Purchase Agreement dated as of April 1, 1995, by and among Decora, Incorporated and Cigna Mezzanine Partners II, L.P., Cigna Property and Casualty Insurance Company and Insurance Company of North America.(10)

         10.56 Manufacturing Agreement dated April 12, 1995 by and among Decora Industries, Inc., Decora, Incorporated and Rubbermaid Incorporated. (10)(11)

         10.57 Agreement of Purchase and Sale of Assets dated June 13, 1995, by and between DMX Integration, Inc. and ComTel Metals, Inc.(10)

         10.58 Secured Promissory Note dated June 13, 1995, in the amount of $270,809.90 by and between DMX Integration, Inc., as Debtor and ComTel Metals, Inc., as Lender.(10)

         10.59 Guaranty of Datamax Corporation dated June 13, 1995.(10)

         10.60 Employment Agreement dated June 28, 1995 by and between John Tattersall and Decora Incorporated.(10)

         10.61 Option Agreement dated June 28, 1995 by and between John Tattersall and Decora Industries, Inc.(10)

         10.62 Option Agreement dated July 6, 1995 by and between Gabriel Thomas and Decora Industries, Inc.(10)

         10.63 Amended and Restated Note and Warrant Purchase Agreement by and between Decora and Johnson.(12)

         10.64 Amended and Restated Convertible Negotiable Promissory Note in the amount of $1,500,000 by and between Decora as payor and Johnson as holder.(12)

         10.65 Series C Warrant to Purchase Common Stock of Decora Industries, Inc.(12)

         10.66 Business Purpose Note dated January 24, 1996 in the amount of $650,000 by and between Decora Industries, Inc. As payor and Fleet Bank.

         10.67 Promissory Note dated September 20, 1995 in the amount of $375,000 by and between Decora Incorporated as the borrower and the Washington County Local Development Corporation .

         10.68 Loan Agreement dated September 20, 1995 between Decora Incorporated and the Washington County Local Development Corporation.

         10.69 Form of Amendment NO. 3 to the Securities Purchase Agreement dated as of March 31, 1996 by and among Decora Incorporated, Cigna Mezzanine Partners, Inc., Cigna Property and Casualty and Insurance Company of North America.

         10.70 Form of Exchange Agreement dated March 31, 1996 by and among Decora Incorporated, Cigna Mezzanine Partners, Inc., Cigna Property and Casualty and Insurance Company of North America.

(22)     Subsidiaries of the Registrant(7)

(24)     Consents of Experts and Counsel

         24.1     Consent of Price Waterhouse LLP.

- ----------------------------------
Notes

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

(5) Previously filed as Exhibits to the Company's Report on Form 8-K dated November 5, 1992.

(6) Previously filed as Exhibit to the Company's Report on Form 10-K for the fiscal year ended March 31, 1993.

(7) Previously filed as Exhibit to the Company's Report on Form 10-K for the fiscal year ended March 31, 1994.

(8) Previously filed as Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1994.

(9) Previously filed as Exhibit to the Company's Report on Form 8-K dated March 2, 1995.

(10) Previously filed as Exhibit to the Company's Report on Form 10-K for the fiscal year ended March 31, 1995.

(11) Confidential treatment requested.

(12) Previously filed as Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1995.

(b)      REPORTS ON FORM 8-K

                  None

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        DECORA INDUSTRIES, INC.

                                        By: /s/ Nathan Hevrony
                                           -----------------------------------
                                           Nathan Hevrony
                                           Chief Executive Officer

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         Signature                                   Title                               Date
         ---------                                   -----                               ----
/s/ /Roger Grafftey-Smith                        Director                            June 28, 1996
- ----------------------------------
  Roger Grafftey-Smith

/s/ Gabriel Thomas                               Director                            June 28, 1996
- ----------------------------------
   Gabriel Thomas

/s/ Nathan Hevrony                               Chief Executive Officer             June 28, 1996
- ----------------------------------               and Director (Principal
   Nathan Hevrony                                Executive Officer)

/s/ Stephen H. Verchick                          Director                            June 28, 1996
- ----------------------------------
   Stephen H. Verchick

/s/ Ronald A. Artzer                             Director                            June 28, 1996
- ----------------------------------
   Ronald A. Artzer

/s/ Timothy N.Burditt                            Executive Vice President,           June 28, 1996
- ----------------------------------               Administration and Finance
   Timothy N. Burditt                            (Principal Financial and
                                                 Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

Financial Statements                                                            Page
- --------------------                                                            ----
The following Consolidated Financial Statements
     Of Decora Industries, Inc., and Report of Independent
     Accountants are filed as part of this report:

Report of Independent Accountants                                               F-2

Consolidated Balance Sheet of March 31, 1996 and 1995                           F-3

Consolidated Statement of Operations for the Years
     Ended March 31, 1996, 1995 and 1994                                        F-5

Consolidated Statement of Cash Flows for the Years
     Ended March 31, 1996, 1995 and 1994                                        F-6

Consolidated Statement of Shareholders' Equity (Deficit)
     For the Years Ended  March 31, 1996, 1995 and 1994                         F-7

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Decora Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in shareholders' equity (deficit) present fairly, in all material respects, the financial position of Decora Industries, Inc. and its subsidiaries at March 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Syracuse, New York
June 28, 1996

Decora Industries, Inc.

Consolidated Financial Statements
- --------------------------------------------------------------------------------
Amounts in 000's

                           CONSOLIDATED BALANCE SHEET

                                                                                    MARCH 31,
                                                                            1996                 1995

ASSETS
Current assets:
   Cash and cash equivalents                                         $       188         $        309
   Accounts receivable, less allowance for
    doubtful accounts of $202 and $189 at
    March 31, 1996 and 1995, respectively (Note 11)                        4,151                2,941
   Inventories (Notes 1 and 3)                                             6,003                4,929
   Prepaid expenses and other current assets                                 641                  448
   Net current assets of discontinued operations-ComTel (Note 2)               1                -
                                                                     -----------          -----------


        Total current assets                                              10,984                8,627

Property and equipment, net (Notes 1 and 4)                                8,944                7,646

Notes receivable (Note 2)                                                  1,758                1,560

Intangibles, net (Note 1)                                                 11,571               11,788

Deferred income taxes (Note 9)                                             2,900                1,400

                                                                     -----------          -----------

        Total assets                                                 $    36,157         $     31,021
                                                                     ===========          ===========

                                   (continued)

          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.
Consolidated Financial Statements
- --------------------------------------------------------------------------------
Amounts in 000's

                           CONSOLIDATED BALANCE SHEET

                                                                                 MARCH 31,
                                                                          1996                  1995

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                 $     2,127         $      2,840
   Accrued liabilities (Note 6)                                           1,587                1,791
   Current portion of long-term debt (Note 5)                             5,810                3,157
   Net current liabilities of discontinued
    operations - ComTel (Note 2)                                          -                      601
                                                                    -----------         ------------
        Total current liabilities                                         9,524                8,389

Long-term debt (Note 5)                                                  14,489               15,006
Net non-current liabilities of discontinued
 operations - Yorkville (Note 2)                                          -                    1,520
Other non-current liabilities                                               363                  285
                                                                    -----------         ------------
        Total liabilities                                                24,376               25,200
                                                                    -----------         ------------
Warrants in subsidiary (Note 5)                                           1,642                1,425
                                                                    -----------         ------------
Shareholders' equity:
   Preferred stock, $.01 par value; 5,000 shares
    authorized at March 31, 1996 and 1995                                -                    -
   Common stock, $.01 par value; 45,000 shares authorized;
    34,429 and 30,718 shares issued and outstanding at
    March 31, 1996 and 1995, respectively (Note 7)                          344                  307
   Additional paid-in capital                                            31,075               28,288
   Accumulated deficit                                                  (21,280)             (24,199)
                                                                    -----------         ------------
        Total shareholders' equity                                       10,139                4,396
                                                                    -----------         ------------
Commitments and contingencies (Note 10)
                                                                    -----------         ------------
        Total liabilities and shareholders' equity                  $    36,157        $      31,021
                                                                    ===========         ============


          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.
Consolidated Financial Statements
- --------------------------------------------------------------------------------
Amounts in 000's

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        YEAR ENDED MARCH 31,

                                                            1996                 1995                 1994
Revenues (Note 11)                                       $  38,828            $  40,414            $  39,955

Cost of goods sold                                          28,244               28,798               29,569
                                                         ---------            ---------            ---------
Gross profit                                                10,584               11,616               10,386

Marketing, general and administrative
 expense                                                     6,476                7,721                6,194
                                                         ---------            ---------            ---------
Operating income                                             4,108                3,895                4,192

Interest expense                                             2,675                2,658                2,451
                                                         ---------            ---------            ---------
Income from continuing
 operations before taxes                                     1,433                1,237                1,741

Provision (benefit) for taxes (Notes 1 and 9)               (1,486)              (1,171)                 112
                                                         ---------            ---------            ---------
Income from continuing operations                            2,919                2,408                1,629
                                                         ---------            ---------            ---------
Discontinued operations (Note 2):
    Loss from operations                                       -                   (875)              (1,269)
    Provision for discontinued operations                      -                   (422)                (212)
                                                         ---------            ---------            ---------
Income (loss) from discontinued operations                     -                 (1,297)              (1,481)
                                                         ---------            ---------            ---------

Net income                                               $   2,919            $   1,111            $     148
                                                         =========            =========            =========
Income (loss) per common share (Note 1):
    Continuing operations                                $    0.09            $    0.08            $    0.06
    Discontinued operations                                    -                  (0.04)               (0.05)
                                                         ---------            ---------            ---------
Income per common share                                  $    0.09            $    0.04            $    0.01
                                                         =========            =========            =========
Average shares of common stock used in
 computation of income per share (Note 1)                   32,280               30,357               29,690
                                                         =========            =========            =========

          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.
Consolidated Financial Statements
- --------------------------------------------------------------------------------
Amounts in 000's

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 Year Ended March 31,
                                                                  1996                  1995                 1994
Cash flows from operating activities:
    Net income                                                 $  2,919              $  1,111            $   148
    Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                              1,222                 1,623              1,534
       Amortization of debt discount                                 17                   489                261
       Loss on disposal of fixed assets                              98                    75                  -
       Provision for loss on disposal of
        discontinued operations                                       -                   422                212
       Stock issued for services                                      -                   176                  -
       Deferred income tax benefit                               (1,500)               (1,400)                 -
       Net changes in current assets and
        liabilities, exclusive of acquisitions and
        dispositions of subsidiaries (Note 12)                   (3,316)               (1,724)               555
                                                               --------              --------            -------
Net cash provided by (used in) operating activities                (560)                  772              2,710
                                                               --------              --------            -------
Cash flows from investing activities:
    Proceeds from sale of discontinued operations                     -                 1,090                  -
    Additions to notes receivable                                  (198)               (1,560)                 -
    Cash of discontinued operations                                   -                  (180)               (66)
    Purchase of fixed assets                                     (2,699)                 (920)            (1,275)
    Retirements of fixed assets                                     154                     -                  -
    Increase (decrease) in liabilities - discontinued
     operations                                                    (601)                1,054               (376)
                                                               --------              --------            -------
Net cash used in investing activities                            (3,344)                 (516)            (1,717)
                                                               --------              --------            -------
Cash flows from financing activities:
    Proceeds from additional borrowings                           3,889                   226              1,050
    Repayment of debt                                            (1,420)                 (875)            (2,600)
    Proceeds from exercise of stock options                           -                    50                  -
    Proceeds from issuance of common stock                          550                     -                  -
    Stock issued in connection with
     debt restructuring                                             500                   150                230
    Stock issued to pay interest expense                             47                   182                133
    Stock issued in acquisition                                       -                     -                400
    Addition (reduction) of warrants in subsidiary                  217                     -               (200)
    Other                                                            -                      -                (52)
                                                               --------              --------            -------
Net cash provided by (used in)
 financing activities                                             3,783                  (267)            (1,039)
                                                               --------              --------            -------
Net decrease in cash                                               (121)                  (11)               (46)
Cash at beginning of period                                         309                   320                366
                                                               --------              --------            -------
Cash at end of period                                          $    188              $    309             $  320
                                                               ========              ========            =======

          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.
Consolidated Financial Statements
- --------------------------------------------------------------------------------
Amounts in 000's

       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                                      COMMON STOCK
                                                      -----------------------------------------
                                                                                     ADDITIONAL          ACCUM-
                                                                          PAR           PAID-IN           ULATED
                                                      SHARES            VALUE           CAPITAL          DEFICIT
Balance at March 31, 1993                             29,389       $      294          $ 26,830        $ (25,458)

   Interest paid in common shares                         96                1               132           -
   Common shares issued in acquisition                   200                2               398           -
   Common shares issued in debt restructure              174                2               228           -
   Net income                                          -                -                 -                  148
                                                      ------       ----------          --------        ---------
Balance at March 31, 1994                             29,859              299            27,588          (25,310)
                                                      ------       ----------          --------        ---------
   Interest paid in common shares                        258                2               180           -
   Conversion of debentures                              131                1               149           -
   Common shares issued in debt restructuring            125                1               149           -
   Stock options exercised                                50                1                49           -
   Common shares issued to
    settle outstanding obligations                       295                3               173           -
   Net income                                              -                -                 -            1,111
                                                      ------       ----------          --------        ---------

Balance at March 31, 1995                             30,718              307            28,288          (24,199)
                                                      ------       ----------          --------        ---------
   Conversion of note payable                           574                 6               344           -
   Common shares issued for
    interest and debt  restructuring                     900                9               538           -
   Common shares issued to
    settle outstanding obligations (Note 2)            1,336               13             1,364           -
   Common shares issued in
     private placement                                   901                9               541           -
   Net income                                              -                -                 -            2,919
                                                      ------       ----------          --------        ---------
Balance at March 31, 1996                             34,429       $      344          $ 31,075        $ (21,280)
                                                      ======       ==========          ========        =========

          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

   1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Decora Industries, Inc. (the "Company") is a holding company primarily engaged in the development, manufacture, and sale of consumer decorative products and of specialty industrial products, utilizing its proprietary pressure-sensitive, self-adhesive, release and protective technologies. The Company operates through its wholly-owned subsidiary, Decora Incorporated. In April 1994, management decided to discontinue the operations of a second wholly-owned subsidiary, ComTel Industries, Inc. ("ComTel"), which manufactured, installed and serviced telecommunications equipment and systems (see Note 2). Accordingly, the continuing operations of the Company now comprise the various divisions of Decora Incorporated, which constitute a single significant business segment.

        BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of Decora Industries, Inc., its operating subsidiary and the discontinued subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used by the Company in estimating fair value disclosure for financial instruments. All financial instruments are held for purposes other than trading. The estimated fair values of cash, accounts receivable, accounts payable and accruals approximate carrying value.

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

        PRODUCT AND SERVICE REVENUES

        Revenues from sales of products and services are recognized when products are shipped and services are performed.

        INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes materials, labor and manufacturing overhead.

        PROPERTY AND EQUIPMENT

        Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five to thirty years.

        INTANGIBLES

        The excess of the aggregate purchase price over the fair market value of the net assets of businesses acquired has been recorded as goodwill and is being amortized on a straight-line basis over forty years. Trademarks are being amortized over twenty years. At each balance sheet date, the Company evaluates the recoverability of its intangible assets based on estimated future gross cash flows. Based upon its most recent analysis, the Company believes that there was no impairment of its intangible assets at March 31, 1996. The Company has experienced sales declines related to certain products sold under the "Cobra" trademark. Management has developed a plan to reverse such decline and to recoup the value of the trademark through future cash flows. In the event that the plan is not successful, it is possible that an impairment write down of the intangible asset related to "Cobra" would be required. The unamortized balance of the "Cobra" trademark at March 31, 1996 is $1,600,000.

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

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

        the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in the years in which the differences are expected to reverse.

        RESEARCH AND DEVELOPMENT

        Company-sponsored research and development costs related to both present and future products are expensed currently. Research and development expenses amounted to $302,000, $1,067,000 and $1,364,000 in fiscal 1996,
        1995 and 1994, respectively.

        USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period.

        Actual results may differ from those estimates.

        RECLASSIFICATIONS

        Certain reclassifications have been made to prior period amounts in order to conform with the current year presentation.

        NEW ACCOUNTING PRONOUNCEMENTS

        In Fiscal 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." At each year-end, the Company reviews its long-lived assets (including goodwill) for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written-down to their estimated fair values.

        In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for an employee stock option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS 123 or to elect to continue accounting for its stock option or similar equity awards using the intrinsic method, where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. If a company elects not to adopt the fair value method defined by SFAS 123, then it must provide pro forma disclosures of net income and earnings per share, as if the fair value based method had been applied. SFAS No. 123 is effective for transactions entered into for fiscal years that begin after December 15, 1995. It is currently anticipated that the Company will continue to account for stock-based compensation plans under the intrinsic method and therefore, SFAS

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

        123 will have no effect on the Company's consolidated financial position or results of operations.

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

        On March 31, 1995, the Company sold the telecommunications assets of ComTel for $1,810,000 (consisting of cash of $250,000 and notes receivable of $1,560,000) plus the assumption of $1,700,000 of liabilities. The notes receivable are secured by the assets of the purchaser and are guaranteed by the purchaser's parent company and bear interest at 7% with principal payments beginning March 31, 1998 and continuing thereafter until maturity on March 31, 2002.

        On June 14, 1995, the Company completed the sale of the fixed assets and inventory related to the manufacturing division of ComTel's business. The selling price was $1,370,000 (consisting of $1,100,000 cash and a note for $270,000) plus the assumption of $75,000 of liabilities. The transactions resulted in a loss approximating $540,000 with respect to the book value of the related assets at that date which was accrued for as of March 31, 1995. As of March 31, 1996, the outstanding balance of the note receivable for the manufacturing division was $72,000.

        The results of operations of ComTel have been reported as discontinued operations in the accompanying financial statements and consist of the following ($000's):

                                    1995               1994
        Revenues               $   9,221            $  11,603
        Operating Loss         $    (875)           $  (1,269)
        Net Loss               $  (1,297)           $  (1,481)

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

        The net assets and liabilities of these operations have been included in net assets or liabilities of discontinued operations based on the appropriate balance sheet classifications.

        The composition of net assets of discontinued operations for ComTel are as follows ($000's):

                                                                                    MARCH 31,
                                                                           1996                 1995
             Cash                                                         $   26              $   180
             Receivables                                                      43                  437
             Inventories                                                      -                 1,279
             Property and equipment, net                                      -                 1,108
             Other assets                                                     -                    51
             Current portion of long-term debt                                -                (1,806)
             Other current liabilities                                       (68)              (1,850)
                                                                          -------             --------
                 Net assets (liabilities) of discontinued
                  operations                                              $    1              $  (601)
                                                                          =======             ========



        Yorkville Industries, Inc. - In January 1992, the Company sold substantially all of Yorkville's inventory and other fixed assets to an unrelated third party and concurrent with the sale, Yorkville ceased operations. Yorkville had been acquired by the Company in December 1989. In July 1994, the Company entered into a court stipulation with the former owners of Yorkville (the "Former Yorkville Owners") requiring cash payments and the registration and issuance of the common stock of the Company to the Former Yorkville Owners. Required cash payments were made during the fiscal year ended March 31, 1995 and the remaining obligation was satisfied through the issuance and registration of 1,336,000 shares of common stock of the Company on August 2, 1995.

   3.   INVENTORIES

                                                                MARCH 31,
                                                           1996                1995
        Inventories consist of  ($000's):
             Raw materials                              $  3,838             $  2,648
             Work-in-process                                 687                1,250
             Finished goods                                1,478                1,031
                                                        --------             --------
                                                        $  6,003             $  4,929
                                                        ========             ========

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

   4.   PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consist of the following ($000's):

                                                                  MARCH 31,
                                                          1996                 1995
             Land and buildings                         $ 4,701              $  4,020
             Vehicles and related equipment                  38                    33
             Machinery and equipment                      8,271                 7,632
             Furniture and fixtures                         353                   322
             Leasehold improvements                       1,708                   617
                                                        -------              --------
                                                         15,071                12,624

             Less accumulated depreciation               (6,127)               (4,978)
                                                        -------              --------
                                                        $ 8,944              $  7,646
                                                        =======              ========

        Depreciation expense was $1,234, $1,098 and $1,145 for the years ended March 31, 1996, 1995 and 1994, respectively.

   5.   DEBT

        Debt consists of the following ($000's):

                                                                                 MARCH 31,
                                                                          1996               1995
             Decora Industries, Inc. Note (a)                           $   650            $      -
             Decora Incorporated Term Loans (b)                           7,280                7,625
             Decora Incorporated Line of Credit (b)                       4,002                1,704
             Decora Incorporated Senior Subordinated Note (c)             7,000                7,000
             Convertible Notes (d)(e)                                     1,500                2,050
                                                                        -------            ---------
                                                                         20,432               18,379

             Less:    Amounts due within one year                        (5,810)              (3,157)
                      Unamortized Debt Discount                            (133)                (216)

                                                                        -------            ---------
                                                                        $14,489            $  15,006
                                                                        =======            =========

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

        Amounts maturing within the next five years are: $5,810, $5,309, $6,491, $2,774 and $48.

 (a) In January 1996 the Company borrowed $650,000 from its primary bank lender in the form of a three year business purpose note. The note bears interest at prime plus 1 1/2% and is payable in quarterly installments beginning in September 1996. The note is secured by all the assets of the parent company.

 (b) Both the Decora Incorporated term loan and the line of credit facility were extended and modified in July 1994. The term loan matures in May 1999, bears interest at 7.84% and is secured by certain of Decora Incorporated's accounts receivable, inventory and property and equipment. In July 1994 an additional $1,000,000 of availability was established under the term loan if required to fund capital expenditures until July 1995. Decora borrowed $500,000 under such facility in July 1995. The loan matures in May 1999 and bears interest at prime plus
        1 1/2%. Decora Incorporated also has a revolving line of credit of up to $6,000,000 which matures in July 1996 and is secured by various accounts receivable, inventory and equipment. The amount outstanding under the facility bears interest at prime plus 1 1/4%. Availability under this credit facility is limited by specified percentages of receivables and inventories and the amount available under the line of credit was $1,998,000 at March 31, 1996. The Company expects to extend the maturity date of the revolving line of credit in the normal course of business.

        On September 20, 1995, Decora Incorporated borrowed $375,000 from the Washington County Local Development Corporation. The five-year note bears interest at 5.00% and is payable in monthly installments ending September 1, 2000. It is secured by certain of Decora Incorporated's property and equipment.

 (c) Decora Incorporated issued $7,000,000 of 14% senior subordinated notes, interest payable semi-annually. The Company and the lender agreed to extend the repayment terms of the notes to include payments of $3,500,000 on each of April 15, 1997 and April 15, 1998. Concurrently, the Company and the lender agreed to exchange the Warrants held by the lender to purchase 20% of Decora Incorporated's common stock for (i) a two-year, non-interest bearing, promissory note for $1,000,000 (the "new note") due April 15, 1998 and (ii) 1,000,000 shares of the Company's common stock (the "new common"). The new note requires a premium payment equal to 20% of the value of the new note if not repaid prior to April 15, 1997 and the new common contains a provision (the "guaranty") which requires the issuance of additional shares to the lender if the market price of the Company's common stock does not exceed $3.00 per share by April 1998. Prior to such agreement, the Warrants had a "put" provision beginning in April 1997 based on the earnings and financial condition

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

        of Decora Incorporated. These transactions were closed on June 28, 1996. The gain or loss, if any, on the exchange of the Warrants for the new note, the new common and the guaranty will be charged to shareholders' equity in the quarter ending June 30, 1996.

        At March 31, 1995, the warrants were valued at $1,425,000 and at March 31, 1996, the warrants were valued at $1,642,000 pending issuance of the note and shares to the lender. Prior to the recent agreement, changes in the value of the warrants based upon results of operations and financial position of Decora Incorporated were charged or credited to interest expense. During the years ended March 31, 1996, 1995 and 1994, $217,000 was charged, $0 and $200,000 were credited, respectively. The note is recorded net of unamortized discount of $133,000 and $216,000 at March 31, 1996 and 1995, respectively.

 (d) On November 3, 1992, the Company borrowed $1,500,000 from a private lender and issued a convertible note. As part of the transaction, the Company also issued 89,000 shares of its common stock, warrants to purchase 225,000 shares of common stock at $1.40 per share and warrants for an additional 100,000 shares of common stock at prices contingent upon the future market price of the Company's common stock. The convertible note bears interest at 12% per annum, payable in the form of the Company's common stock and was due November 3, 1995. In November 1995 the Company and the lender agreed to extend the note until May 3, 1998. Interest for the period and a closing fee were paid at the time of extension through the issuance of 782,000 shares of the Company's common stock and warrants to purchase an additional 818,000 common shares at $0.78 per share exercisable only in the event that the note is paid in full without conversion.

 (e) In June 1993, the Company borrowed $550,000 from a private lender and issued a convertible note which carried 12% interest payable in shares of the Company's common stock. During March 1995, the note was extended to December 31, 1995 at which time the note was fully satisfied through the payment of $200,000 cash and the issuance of 574,000 shares of the Company's common stock.

   6.   RETIREMENT ALLOWANCE

        During the year ended March 31, 1996, the Company offered an early retirement program to all of its employees age 59 and over. Such program was accepted by twelve employees which provides them with monthly cash payments and medical coverage through age 65. In the fourth quarter of fiscal 1996, the Company took a one-time charge through marketing, general and administrative expense of $282,000 equal to the present value of such future payments and established an accrued liability equal to the same amount to be applied against such

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

        payments as they are incurred over a 6 year period. As of March 31, 1996, the remaining balance of such allowance was $226,000.

   7.   COMMON STOCK

        At March 31, 1996, the Company had an aggregate of 4,999,000 shares of common stock reserved for: (1) Options for the purchase of 4,024,000 shares of common stock, and (2) exercise of warrants for common stock of 450,000 at $0.25 per share and 525,000 at a range of $0.50-$1.40 per share. On October 5, 1988, the shareholders of the Company approved the Decora Industries, Inc. 1988 Employee Stock Purchase Plan pursuant to which a total of 500,000 shares of the Company's common stock may be issued to participants during the term of the Plan at an issue price of 85% of fair market value at the date of purchase. No shares have been purchased pursuant to the Plan.

   8.   STOCK OPTIONS

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

        The following summarizes the Company's stock option activity for the years ended March 31, 1996 and 1995 (000's except per share data):

                                          MARCH 31, 1996                             MARCH 31, 1995
                                  NUMBER OF             PRICE              NUMBER OF              PRICE
                                   OPTIONS            PER SHARE             OPTIONS             PER SHARE
           Beginning balance         4,013         $.50 - $2.00              3,999         $.50 - $1.86
           Options granted             225        $1.03 - $1.08              1,175        $1.03 - $2.00
           Options exercised          -                  -                     (50)               $1.00
           Options expired            (214)        $.50 - $1.50             (1,111)        $.75 - $1.86
                                     -----         ------------             -------        ------------
           Ending balance            4,024         $.75 - $2.00              4,013         $.50 - $2.00
                                     =====         ============             =======        ============

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

           Exercisable               3,389                                   3,406
                                     =====                                   =====

   9.   INCOME TAXES

        The provision (benefit) for income taxes charged to continuing operations for the years ended March 31, 1996, 1995 and 1994 were as follows ($000's):

                                                                 1996               1995                1994
             Current tax expense (benefit):

               Federal                                          $    45           $    (3)            $   31
               State                                                (31)               232                81
                                                                -------           --------            ------
               Total current                                         14                229               112
             Deferred tax benefit                                (1,500)           (1,400)                -
                                                                -------           --------            ------
             Provision (benefit) for income taxes               $(1,486)          $(1,171)            $  112
                                                                =======           ========            ======

        Deferred tax liabilities (assets) are comprised of the following at March 31, 1996 and 1995 ($000's):

                                                                  1996                1995
             Depreciation                                       $     572         $   244
             Discontinued operations                                  368             378
             Deferred expenses                                        324             137
                                                                ---------         -------
                                                                    1,264             759
                                                                ---------         -------
             Net operating loss carryforwards                      (5,500)         (6,178)
             Inventory valuation allowance                            (15)            (81)
             Loss on sale of ComTel assets                            -              (154)
             Deferred compensation liability                           (6)           (106)
             Valuation reserves                                      (105)            (93)
             Other                                                   (233)           (126)
                                                                ---------         -------
                                                                   (5,859)         (6,738)
                                                                ---------         -------
             Deferred tax assets valuation allowance                1,695           4,579
                                                                ---------         -------
             Deferred taxes, net                                $   2,900         $ 1,400
                                                                =========         =======

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

        The provision (benefit) for income taxes for the three years ended March 31, 1996 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following ($000's):

                                                                 1996               1995                1994
             Pretax income at statutory rate                   $    491           $    13            $   106
             State tax expense (benefit)                            (31)              232                 81
             Effect of net operating loss                          (446)              (16)               (75)
             Change in valuation allowance                       (1,500)           (1,400)                 -
                                                               ---------          --------           --------

             Provision (benefit) for income taxes              $ (1,486)          $(1,171)           $   112
                                                               =========          ========           ========


        Approximately $15,715,000 of the company's loss carryforwards remain available at March 31, 1996. Their use is limited to future taxable earnings of the Company. The carryforwards expire over the period 1999 through 2007.

        Management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit associated with future deductible temporary differences and the net operating loss carryforwards prior to their expiration. This belief is based upon, among other factors, changes in operations that have occurred during 1994, 1995 and 1996. Specifically, cost savings associated with capital investments in and strategic realignment of Decora Incorporated have improved operating results as well as the discontinuance of less profitable non-core businesses. As described in
        Note 2, the Company divested itself of its ComTel subsidiary, which had generated significant operating losses in 1994 and 1995.

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

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

  10.   LEGAL PROCEEDINGS

        The Company is involved in various legal proceedings, the ultimate resolution of which, in the opinion of management of the Company, will not have a material impact on the financial condition or results of operations of the Company.

  11.   BUSINESS AND CREDIT CONCENTRATIONS

        Decora Incorporated's primary customer is Rubbermaid Inc., who accounted for $34,983,000 (90%), $37,764,000 (93%) and $37,327,000 (94%) of net
        sales in fiscal 1996, 1995 and 1994, respectively. Gross accounts receivable with Rubbermaid at March 31, 1996 and 1995 were $2,482,000 (57%) and $1,601,000 (63%), respectively. The Company believes there are no significant credit risks with respect to these accounts receivable.

  12.   SUPPLEMENTAL CASH FLOW INFORMATION

        Changes in current assets and liabilities, exclusive of acquisitions and dispositions of subsidiaries, were as follows ($000's):

                                                               1996                1995                1994
             (Increase) decrease in
              accounts receivable                            $ (1,210)           $   966             $  (1,055)
             Increase in inventory                             (1,074)            (1,866)                 (306)
             (Increase) decrease in other assets                 (193)               (42)                  322
             Increase (decrease) in
              accounts payable                                  ( 713)              (909)                1,342
             Increase (decrease) in accrued liabilities         ( 126)               127                   252
                                                             ---------           --------            ---------

                                                             $ (3,316)           $(1,724)           $      555
                                                             =========           ========           ==========

        Supplemental cash flow information is as follows ($000's):

        Cash paid during the year for interest               $  2,218            $ 1,731            $    1,519
                                                             =========           ========           ==========

Decora Industries, Inc.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

        Cash paid during the year for
         income taxes                                        $     45            $   235            $      133
                                                             ========            =======            ==========

  13.   QUARTERLY DATA (UNAUDITED)

                                                                      FISCAL 1996

                                                      1ST            2ND            3RD             4TH
                                                        (dollars in thousands, except per share data)
     Net sales                                    $   9,702     $    9,500    $    10,247     $     9,379
     Gross profit                                 $   2,648     $    2,240    $     3,060     $     2,636
     Net income                                   $     401     $      165    $       580     $     1,773
     Income per share                             $     .01     $      .01    $       .02     $       .05




                                                                            FISCAL 1995

                                                      1ST            2ND            3RD             4TH
                                                           (dollars in thousands, except per share data)
     Net sales                                    $  11,017     $   10,545    $     8,955     $     9,897
     Gross profit                                 $   2,857     $    2,785    $     3,026     $     2,948
     Income from continuing
      operations                                  $     543     $      547    $       216     $     1,102
     Discontinued operations:
       Income (loss) from operations              $     (90)    $        2    $      (195)    $      (592)
       Provision for discontinued
        operations                                $       -     $        -    $         -     $      (422)
     Net income                                   $     453     $      549    $        21     $        88

     Income (loss) per share:
      Continuing operations                       $     .02     $      .02    $       .01     $       .03
      Discontinued operations                             -              -           (.01)           (.03)

          Income per share                        $     .02     $      .02    $         -     $         -