Form 10-Q
period 1996-06-30
DECORA INDUSTRIES INC
filed 1996-08-14
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ___________

                                    FORM 10-Q
                                   ___________


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 1996
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

                                    Yes  X     No___

At August 9, 1996 there were 35,469,390 shares of Common Stock of the registrant outstanding. This document consists of 12 pages.

                                                                       FORM 10-Q



                             DECORA INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----

PART I   FINANCIAL INFORMATION

  Item 1.         Financial Statements.

                  Unaudited Consolidated Balance Sheets
                  as of June 30, 1996 and March 31, 1996                                 3 - 4

                  Unaudited Consolidated Statements of
                  Operations for the  Quarters ended
                  June 30, 1996 and 1995                                                   5

                  Unaudited Consolidated Statements of
                  Cash Flows for the Quarters Ended
                  June 30, 1996 and 1995                                                   6

                  Notes to Unaudited Consolidated
                  Financial Statements                                                   7 - 8


  Item 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.                        9 - 10


PART II  OTHER INFORMATION                                                                11



SIGNATURES                                                                                12

                                                                       FORM 10-Q




PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                             DECORA INDUSTRIES, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)






                                                             June 30, 1996  March 31, 1996
                                                             -------------  --------------
ASSETS

Current assets:
   Cash and cash equivalents                                    $   197       $   188
   Accounts receivable, less allowances                           6,499         4,151
   Inventories (Note 2)                                           6,210         6,003
   Prepaid expenses and other current assets                        863           641
   Net current assets of discontinued  Operations- ComTel          --               1
                                                                -------       -------


        Total current assets                                     13,769        10,984

Property and equipment, net                                       8,532         8,944

Notes receivable                                                  1,769         1,758

Intangibles, net & other assets                                  11,440        11,571

Deferred income taxes                                             2,900         2,900
                                                                -------       -------



        Total Assets                                            $38,410       $36,157
                                                                =======       =======





     See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q







                             DECORA INDUSTRIES, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                             JUNE 30, 1996    MARCH 31, 1996
                                                             -------------    --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                              $  3,426        $  2,127
   Accrued liabilities                                              1,179           1,587
   Current portion of long-term debt                                5,365           5,810
   Net current liabilities of discontinued
    operations - ComTel                                                40            --
                                                                 --------        --------

        Total current liabilities                                  10,010           9,524

Long-term debt                                                     16,561          14,489
Other non-current liabilities                                         494             363
                                                                 --------        --------


        Total liabilities                                          27,065          24,376
                                                                 --------        --------

Warrants in subsidiary, (Note 3),                                    --             1,642
                                                                 --------        --------

Shareholders' equity:
   Preferred stock, $.01 par value; 5,000 shares
   authorized at June 30, 1996 and March 31, 1996                    --              --
   Common stock, $.01 par value; 45,000 shares authorized;
    35,469 and 34,429 shares  issued and outstanding at
   June 30, 1996 and March 31, 1996, respectively                     355             344
   Additional paid-in capital                                      31,750          31,075
   Accumulated deficit                                            (20,760)        (21,280)
                                                                 --------        --------


        Total shareholders' equity                                 11,345          10,139
                                                                 --------        --------


        Total Liabilities and Shareholders' Equity               $ 38,410        $ 36,157
                                                                 ========        ========



     See accompanying notes to unaudited consolidated financial statements.

                                                           FORM 10-Q




                             DECORA INDUSTRIES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)




                                             QUARTER ENDED JUNE 30,
                                             ----------------------
                                              1996          1995
                                             -------       -------
Revenues                                     $10,138       $ 9,702

Cost of goods sold                             7,694         7,054
                                             -------       -------

Gross profit                                   2,444         2,648

Marketing, general and
   administrative expense                      1,262         1,533
                                             -------       -------

Operating income                               1,182         1,115

Interest expense                                 633           701
                                             -------       -------

Income before taxes                              549           414

Provision  for taxes                              29            13
                                             -------       -------



Net income                                   $   520       $   401
                                             =======       =======


Net income  per common share (Note 4)        $  0.02       $  0.01
                                             =======       =======

Average shares of common stock used in
 computation of income per share :            34,464        30,718
                                             =======       =======






See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q





                             DECORA INDUSTRIES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                 QUARTER ENDED JUNE 30,
                                                                 ----------------------
                                                                  1996           1995
                                                                -------        -------
Cash flows from operating activities:
       Net income                                               $   520        $   401

Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
           Depreciation and amortization                            552            465
           Amortization of debt discount                             17             48
            Net changes in current assets and liabilities        (1,878)        (2,581)
                                                                -------        -------

Net cash (used) by operating activities                            (789)        (1,567)
                                                                -------        -------

Cash flows from investing activities:
           Purchase of fixed assets                                  (8)          (813)
           Increase (decrease) in net assets and
              liabilities of discontinued operations                 41           (863)
                                                                -------        -------


Net cash provided (used)by investing activities                      33         (1,676)
                                                                -------        -------

Cash flows from financing activities:
       Long-term borrowings                                       2,037          3,255
       Repayment of debt                                           (427)          (125)
       Exchange of debt for put warrant                          (1,530)          --
       Conversion of long term debt                                 655           --
       Proceeds from issuance of common stock                        30           --
                                                                -------        -------

Net cash provided by (used in) financing activities                 765          3,130
                                                                -------        -------
Net increase (decrease) in cash                                       9           (113)
Cash at beginning of period                                         188            309
                                                                -------        -------
Cash at end of period                                           $   197        $   196
                                                                =======        =======






     See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q





              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




    NOTE 1 - Integration of Financial Statements Reported on Form 10-K

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Form 10-K for the fiscal year ended March 31, 1996, filed with the Securities and Exchange Commission (File No. 0-16072) (the "Form 10-K"). In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1996 and March 31, 1996, and the results of its operations and cash flows for the periods presented. Certain reclassifications of prior year amounts have been made to conform to current year's presentation.


    NOTE 2 - Inventories

    Inventories at June 30, 1996 and March 31, 1996 consisted of the following:

                 JUNE 30, 1996   MARCH 31, 1996
                 -------------   --------------
                          (In thousands)

Raw Materials         $3,496       $3,838
Work-in-Process        1,201          687
Finished Goods         1,513        1,478
                      ------       ------
                      $6,210       $6,003
                      ======       ======




    NOTE 3 - Warrants in Subsidiary

    In connection with the acquisition of the Decora division of United Merchants and Manufacturers by the Company in April 1990, Decora issued $7,000 principal amount of subordinated notes to a lender (CIGNA). These notes were issued with warrants to purchase 20% of the common stock of the Company's new Decora Incorporated subsidiary which included certain put features which may have been payable in May 1997. The present value of such put obligation was accrued for and carried as a liability on the Company's balance sheet. The balance of such accrued liability was $1,642 as of March 31, 1996. Effective June 28, 1996, the Company and CIGNA exchanged such warrants for a non-interest bearing two-year note in the amount of $1,000 and 1,000 shares of the Company's common stock. If the note is not repaid prior to April 15, 1997, then the amount due will increase by 20% and if the shares of common stock do not have a market value of at least $3.00 per share as of April 15, 1998, then the Company will issue additional shares to make up any deficiency. This transaction was closed on June 28, 1996 at which time the note and stock were issued in exchange for the warrants. The

                                                                       FORM 10-Q

    present value of such securities totaled $1,530 leaving a balance of the accrued liability of $112. Such remaining balance continues to be carried as a long term liability pending evaluation of the value of the stock price guarantee which is anticipated to be completed during the second quarter.



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

                                                                       FORM 10-Q


ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    GENERAL

    The Company's financial statements include the consolidated financial position at June 30, 1996 and March 31, 1996 and the consolidated results of operations for the three months ended June 30, 1996 and 1995 of Decora Industries, Inc. (the "Company) and its subsidiaries. The Company operates through its wholly-owned subsidiary, Decora Incorporated, which is the Company's core business and sole operating subsidiary.


    RESULTS OF CONTINUING OPERATIONS AND FORWARD LOOKING INFORMATION

    Revenue of the Company was $10,138 for the quarter ended June 30, 1996 compared to $9,702 for the same period in the prior year. Such increase resulted primarily from a $941 increase in non-core products, primarily international product sales, which was partially offset by a 2.3% reduction in sales from the Company's principal customer, Rubbermaid. While Rubbermaid continues to be the Company's largest customer and represented 87% of the Company's revenues during the current quarter, revenues from other new customers and products also contributed to the Company's financial results. It is anticipated that such products and marketing activities will continue to compliment the relatively flat revenues experienced in the last few years from the mature domestic Con-Tact(R) business.

    Gross profit for the quarter ended June 30, 1996 was $2,444 versus $2,648 in the prior year period. Year-to-year straight comparison of gross profit margins (24.1% in the current quarter versus 27.3% in the prior year) is made difficult due to the addition of the new manufacturing operations installed during fiscal 1996 and changes in product mix. The prior year's gross profit margin was favorably impacted by the capitalization of certain operating costs related to the installation cost of the new manufacturing operations which was ongoing at the time. Conversely, in the current year the additional overhead expenses associated with such new operations which are now fully operational are reflected in costs of goods sold. Additionally, unit volume sold to the Company's principal customer, Rubbermaid was 18% lower in the recent period, however, such decline and the impact on gross profit was partially offset by the increased value now added to such products as a result of the new operations. Lower unit volume from the Company's principal customer, changes in product mix and certain timing differences in the recognition of changes in raw material prices also impacted the comparison of the Company's gross margin in the current quarter.

    While gross profit was lower, operating income of the Company increased from $1,115 in the prior year's quarter to $1,182 for the quarter ended June 30, 1996 primarily due a major cost reduction which the Company has undertaken as it completed the cycle of intensive research and development which was part of its original business strategy to expand its WearlonR technology and diversify away from its core business. Decreased gross profit was offset by such lower labor, product development and research and development expenditures which were reduced primarily during the third and fourth quarters of the year ended March 31, 1996.

    Interest expense decreased from $701 during the first quarter of fiscal 1996 to $633 during the first quarter of fiscal 1997 primarily as a result of the prior year's non-cash accrual for the put option of the Company's operating subsidiary's subordinated lender which increased interest expense by $100 during the first quarter of fiscal 1996 and which no longer exists as a result of the exchange of the warrants described in Note 3, above. Such lower expenses resulted in net income for the quarter ended June 30, 1996 of $520, or $0.02 per share as compared with $401, or $0.01 per share, for the quarter ended June 30, 1995.

                                                                       FORM 10-Q


    LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital increased by $2,299 from March 31, 1996 to June 30, 1996 reflecting a significant increase in accounts receivable resulting from higher product shipments and billings during June and increased inventories related to international operations. The first payment due to the Company's operating subsidiary's subordinated lender (CIGNA) of $3,500 is due April 15, 1997 and accordingly is classified as current on the June 30, 1996 balance sheet.

    Cash balances as of June 30, 1996 were $197 which were primarily held by the Company's Decora Incorporated subsidiary and are limited by certain debt covenants as to use. On August 13, 1996 Decora Incorporated renewed its $6,000 revolving line of credit with its primary lender until August 31, 1998 which as a result is now classified as long term debt on the balance sheet. The Company also received a commitment letter from such lender to provide letter of credit enhancement for a proposed $2,500 industrial development bond financing. Management anticipates completing such financing during the third quarter of fiscal 1997 in order to refinance a portion of the Company's renewed line of credit which was utilized to fund significant capital expenditures in the prior year.

    Capital expenditures for the fiscal quarter ended June 30, 1996 were approximately $8 and were lower than typical levels. Management anticipates making capital expenditures at more typical levels during the remainder of the year

    SUMMARY

    Management believes that short term liquidity needs will be satisfied through operations and through completion of the pending long term industrial development bond financing. In addition to the completion of such financing, Management is considering various debt and equity financing alternatives in order to fund the $3,500 payment due to Decora Incorporated's subordinated lender in April 1997 and Management believes that the Company will be able to satisfy such obligations. The routine requirements of the Company are anticipated by management to be met in the future through operations and existing credit facilities.

                                                                       FORM 10-Q


                             DECORA INDUSTRIES, INC.

                           PART II - OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS

    A description of the Company's legal proceedings is included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996. There have been no new material developments in the Company's existing litigation.

    The Company and its subsidiaries are defendants in pending actions, which, in the opinion of management of the Company, are not material to the Company's financial condition or results of operations. Although no assurances can be given regarding the ultimate outcome of such matters, the Company has accrued amounts for defense and settlement costs which the Company considers adequate.


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



                             DECORA INDUSTRIES, INC.
                                        (REGISTRANT)



                          BY/s/  Timothy N. Burditt
                                 ------------------
                                 TIMOTHY N. BURDITT
                       EVP ADMINISTRATION & FINANCE






    DATED: August 9, 1996