Form 10-Q
period 1996-09-30
DECORA INDUSTRIES INC
filed 1996-11-13
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON,  DC  20549

                              ____________________


                                   FORM 10-Q

                              ___________________


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1996
                         Commission File Number 0-16072

                            DECORA INDUSTRIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                  68-0003300
 -------------------------------                  ------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

         ONE MILL STREET
         FORT EDWARD, NY                                 12828
 ---------------------------------------             --------------
 (address of principal executive office)               (Zip code)
  Registrant's telephone number                      (518) 747-6255
     (including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days.

                           Yes  [X]           No  [ ]

At November 1, 1996 there were 35,469,390 shares of Common Stock of the registrant outstanding. This document consists of 13 pages.

                                                                       FORM 10-Q




                            DECORA INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
PART I   FINANCIAL INFORMATION
------

  Item 1.        Financial Statements

                 Unaudited Consolidated Balance Sheets
                 as of September 30, 1996 and March 31, 1996                          3 - 4

                 Unaudited Consolidated Statements of
                 Operations for the Six Months and  Quarters
                 Ended September 30, 1996 and 1995                                      5

                 Unaudited Consolidated Statements of
                 Cash Flows for the Six Months Ended
                 September 30, 1996 and 1995                                            6

                 Notes to Unaudited Consolidated
                 Financial Statements                                                   7


  Item 2.        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                       8-10


PART II  OTHER INFORMATION                                                           11-12
-------



SIGNATURES                                                                           13

                                                                       FORM 10-Q



PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            DECORA INDUSTRIES, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                    SEPTEMBER 30, 1996      MARCH 31, 1996
                                                                   -------------------      --------------
ASSETS

Current assets:
   Cash and cash equivalents                                       $                 520    $            188
   Accounts receivable, less allowances                                            4,986               4,151
   Inventories (Note 2)                                                            6,276               6,003
   Prepaid expenses and other current assets                                       1,331                 642
                                                                   ---------------------    ----------------
        Total current assets                                                      13,113              10,984

Property and equipment, net                                                        8,183               8,944

Notes receivable                                                                   1,776               1,758

Deferred income taxes                                                              2,900               2,900

Intangibles, net, and other assets                                                11,303              11,571
                                                                   ---------------------    ----------------
        Total Assets                                               $              37,275    $         36,157
                                                                   =====================    ================




     See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q





                            DECORA INDUSTRIES, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                    (In thousands except per share amounts)

                                                                       September 30, 1996    March 31, 1996
                                                                       ------------------   ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                     $          3,556    $          2,127
   Accrued liabilities                                                             1,798               1,587
   Current portion of long-term debt                                               5,260               5,810
                                                                        ----------------    ----------------
        Total current liabilities                                                 10,613               9,524

Long-term debt                                                                    14,130              14,489
Other non-current liabilities                                                       -                    363
                                                                        ----------------    ----------------
        Total liabilities                                                         24,743              24,376
                                                                        ----------------    ----------------
Warrants in subsidiary (Note 3)                                                     -                  1,642
                                                                        ----------------    ----------------
Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000 shares
   authorized at September 30, 1996 and March 31, 1996                              -                   -
   Common stock, $.01 par value; 45,000 shares authorized;
   35,469 and 34,429 shares  issued and outstanding at
   September 30, 1996 and March 31, 1996, respectively                               355                 344
   Additional paid-in capital                                                     31,862              31,075
   Accumulated deficit                                                           (19,685)            (21,280)
                                                                        ----------------    ----------------
        Total shareholders' equity                                                12,532              10,139
                                                                        ----------------    ----------------
        Total Liabilities and Shareholders' Equity                      $         37,275    $         36,157
                                                                        ================    ================





     See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q



                            DECORA INDUSTRIES, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)


                                                QUARTER ENDED SEPTEMBER 30,         SIX MONTHS ENDED SEPTEMBER 30,
                                                ----------------------------        ------------------------------
                                                   1996            1995                  1996            1995
                                                ----------      ----------            ----------      ---------
Revenues                                          $12,904         $9,500                 $23,042       $19,202

Cost of goods sold                                  9,682          7,260                  17,376        14,314
                                                  -------         ------                 -------       -------
Gross profit                                        3,222          2,240                   5,666         4,888

Marketing, general and
   administrative expense                           1,467          1,378                   2,729         2,911
                                                  -------         ------                 -------       -------
Operating income                                    1,755            862                   2,937         1,977

Interest expense                                      648            682                   1,280         1,383
                                                  -------         ------                 -------       -------
Income from operations
    before taxes                                    1,107            180                   1,657           594

Provision  for taxes                                   29             15                      60            28
                                                  -------         ------                 -------       -------
Net income                                         $1,078           $165                  $1,597          $565
                                                  =======         ======                 =======       =======
Net income per common share (Note 4):               $0.03          $0.01                   $0.05         $0.02
                                                  =======         ======                 =======       =======
Average shares of common stock used in
 computation of income per share                   35,469         31,620                  34,969        31,171
                                                  =======         ======                 =======       =======





     See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q


                            DECORA INDUSTRIES, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                         SIX MONTHS ENDED SEPTEMBER 30,
                                                                        --------------------------------
                                                                            1996               1995
                                                                        -------------      ------------
    Cash flows from operating activities:
         Net income                                                      $   1,597             $   565

     Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Depreciation and amortization                                       1,106               1,024
         Amortization of debt discount                                          76                  65
         Accretion of put warrants                                            -                    225
         Net changes in current assets and liabilities                        (661)             (2,543)
                                                                         ---------             -------
    Net cash (used) provided by operating activities                         2,118                (664)
                                                                         ---------             -------
    Cash flows from investing activities:
         Purchase of fixed assets                                              (77)             (1,843)
         Increase (decrease) in net assets and
           liabilities of discontinued operations                              123              (2,405)
                                                                         ---------             -------
         Net cash provided (used) by investing activities                       46              (4,248)
                                                                         ---------             -------
    Cash flows from financing activities:
         Long-term borrowings                                                 -                  3,874
         Repayment of debt                                                  (1,862)               (458)
         Common stock issued in satisfaction of debt                          -                  1,378
         Proceeds from issuance of common stock                                 30                -
                                                                         ---------             -------
         Net cash provided by (used in) financing activities                (1,832)              4,794
                                                                         ---------             -------
         Net increase (decrease) in cash                                       332                (118)
    Cash at beginning of period                                                188                 309
                                                                         ---------             -------
    Cash at end of period                                                     $520                $191
                                                                         =========             =======



    SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

    Additional common stock in the amount of $656 and notes payable in the amount of $874 were issued upon the conversion of $1,642 of warrants in subsidiary.




     See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Integration of Financial Statements Reported on Form 10-K

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Form 10-K for the fiscal year ended March 31, 1996, filed with the Securities and Exchange Commission (File No. 0-16072) (the "Form 10-K"). In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1996 and March 31, 1996, and the results of its operations and cash flows for the periods presented. Certain reclassifications of prior year amounts have been made to conform to the current year's presentation.

NOTE 2 - Inventories

Inventories at September 30, 1996 and March 31, 1996 consisted of the following:

                                                     SEPTEMBER 30, 1996        MARCH 31, 1996
                                                     -------------------       --------------
                                                                    (In thousands)
         Raw Materials                                    $    3,809             $     3,838
         Work-in-Process                                       1,093                     687
         Finished Goods                                        1,374                   1,478
                                                          ----------             -----------
                                                          $    6,276             $     6,003
                                                          ==========             ===========

NOTE 3 - Warrants in Subsidiary

In connection with the acquisition of the Decora division of United Merchants and Manufacturers by the Company in April 1990, Decora issued $7,000,000 principal amount of subordinated notes to a lender (CIGNA). These notes were issued with warrants to purchase 20% of the common stock of the Company's new Decora Incorporated subsidiary which included certain put features which may have been payable in May 1997. The present value of such put obligation was accrued for and carried as a liability on the Company's balance sheet. The balance of such accrued liability was $1,642,000 as of March 31, 1996. Effective June 28, 1996, the Company and CIGNA exchanged such warrants for a non-interest bearing two-year note in the amount of $1,000,000 and 1,000,000 shares of the Company's common stock. If the note is not repaid prior to April 15, 1997, then the amount due will increase by 20% and if the shares of common stock do not have a market value of at least $3.00 per share as of April 15, 1998, then the Company will issue additional shares to make up any deficiency. This transaction was closed on June 28, 1996 at which time the note and stock were issued in exchange for the warrants.

NOTE 4 - Net Income per Share

The number of shares of common stock and common stock equivalents used in the computation of earnings per share for each period is the weighted average number of shares outstanding during the period and, if dilutive, common stock options, warrants and convertible securities which are common stock equivalents.

                                                                       FORM 10-Q

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (In thousands except per share data)

GENERAL

The Company's financial statements include the consolidated financial position at September 30, 1996 and March 31, 1996 and the consolidated results of operations for the quarters and six month periods ended September 30, 1996 and 1995 of Decora Industries, Inc. (the "Company") and its subsidiaries. The Company operates through its wholly-owned subsidiary, Decora, Incorporated, which is the Company's only operating subsidiary.


RESULTS OF CONTINUING OPERATIONS AND FORWARD LOOKING INFORMATION

SIX MONTHS ENDED SEPTEMBER 30, 1996  VS. SIX MONTHS ENDED SEPTEMBER 30, 1995

Revenue of the Company was $23,042 for the six months ended September 30, 1996 compared to $19,202 for the six months ended September 30, 1995, an increase of 20%. Such increase was comprised of the Company's new, non-core decorative business, in addition to increased shipping volume to the Company's principal customer, Rubbermaid, which had been negatively impacted in the prior year's period by inventory consolidation and shipment delays related to the acquisition and installation of finish packaging operations in the Company's Fort Edward facility. The prior year period also reflected lower per unit revenue during the first quarter prior to the start-up of such new operations in comparison to the full six months of such operations during the recent six months. While sales to Rubbermaid increased $2,415, or 13% over the prior year period, unit shipment volumes during the first six months of fiscal 1997 remained 11% below historical averages reflecting a shift of decorative covering products to other segments of the market which Rubbermaid is addressing today with the assistance of the Company in areas such as stationery, office supply and crafts.

Revenue from international sales of self-adhesive decorative products was $2,028, an increase of $1,761 over the levels experienced in the prior year period. The majority of such increase was derived from the export of products for sale in the European market although the volume of products sold to other international markets also increased. Revenue from proprietary wall covering, thin film and industrial products for the six months ended September 30 was approximately $164 lower than in the same period last year as certain decorative products are now being redesigned for introduction through alternative distribution channels to Norwall Group. As the Company has shifted from direct sales of products to licensing arrangements of its Wearlon(R) technology, the emphasis has been on expanding the applications for the technology and exposing it to a wider range of potential licensees. Its direct sales and marketing has been de-emphasized which is reflected in the lower sales of liquid coatings during the period. However, it is anticipated that the establishment of long term relationships for Wearlon(R) technology with potential licensees with whom discussions are ongoing will be reflected in future quarters.

Advances in international expansion continue to be more meaningful in the Company's recent performance. While the gains in sales to Rubbermaid were also positive, the traditional sales cycle of Con-Tact(R) products remains seasonal with the third and fourth quarters typically having lower shipment levels.

Gross profit for the six months ended September 30, 1996 was $5,666 versus gross profit in the prior year's period of $4,888, an increase of $778, or 16%. Such increase reflects the impact of higher volume passed

                                                                       FORM 10-Q

through the Company's manufacturing facility, thereby absorbing more overhead which was partially offset by a 0.9% decrease in gross profit margin. The decrease in gross profit margin reflects the changes in product mix and certain timing differences in the recognition of changes in raw material prices. Marketing, general and administrative expenses were lower during the six months ended September 30, 1996 versus the prior year by $182 which resulted from the Company's shift from pure technical development to more market, marketing and sales development.

Income from operations for the six months ended September 30, 1996 was $1,657 versus $594 for the same period in the prior year. In addition to increased revenues and lower marketing, general and administrative expense, pretax income also benefited from lower interest expense resulting from lower borrowings. Such decrease in interest expense was partially offset by an increased tax provision resulting in net income of $1,597, or $0.05 per share, for the six months ended September 30, 1996 versus $565, or $0.02 per share, for the six months ended September 30, 1995.



QUARTER ENDED SEPTEMBER 30, 1996 VERSUS QUARTER ENDED SEPTEMBER 30, 1995

Revenue for the quarter ended September 30, 1996 was $12,904 versus $9,500 for the quarter ended September 30, 1995. Revenues from the Company's most significant customer, Rubbermaid, were 27.9% higher than in the same quarter in the prior year reflecting a recovery from shipment levels which had been depressed in the prior year period as a result of the installation of finish packaging operations noted above. International sales during the quarter increased $841 over minimal revenue in the prior year's second quarter while industrial product sales showed a small increase over prior year levels.

Gross profit for the quarter ended September 30, 1996 was $3,222 versus gross profit of $2,240 for the same quarter in the prior year. Gross profit was higher as a result of increased manufacturing volume resulting in favorable fixed overhead absorption variances and favorable product mix. As a result, gross profit as a percentage of revenue increased from 23.6% in the prior year's second quarter to 25.0% in the most recent quarter. Higher gross profit in the most recent quarter was partially offset by increased marketing, general and administrative expenses which were $89 higher than in the prior year's quarter resulting in operating income for the most recent quarter of $1,755 as compared with operating income of $862 for the same period in the prior year. Lower interest expense was partially offset by an increased provision for taxes resulting in net income for the quarter ended September 30, 1996 of $1,078, or $0.03 per share, as compared to net income for the quarter ended September 30, 1995 of $165, or $0.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased by $1,040 from March 31, 1996 to September 30, 1996. Accounts receivable and inventories together increased by $1,108 reflecting increased billings during the second quarter and increased inventories required to support anticipated shipments in October. Other current assets increased by $690 as a result of accruals for payments due from vendors and customers related primarily to volume price adjustments. Such increases were partially offset by a seasonal increase of $1,518 in accounts payable and accrued liabilities while current portion of long term debt decreased by $550.

                                                                       FORM 10-Q


The reduction in the current portion of long term debt reflects the reclassification of the Company's revolving line of credit to long term debt net of the reclassification of the principal payment of $3,500 due to Cigna in April 1997 as short term debt. In August 1996 the Company's Decora Incorporated subsidiary renewed its $6,000 revolving line of credit until August 31, 1998. With regard to the $3,500 payment due to Cigna in April 1997, the Company is in the process of executing a $2,460 industrial development bond financing which will provide the majority of capital required to make such payment. The balance of the $3,500 payment as well as an additional $1,000 note due to Cigna is anticipated to be paid in April 1997 from a combination of cash from either operations, debt or equity funding sources.

While capital expenditures for the six months ended September 30, 1996 were lower than historical levels ( $77 for the period), the Company is in the process of executing several capital improvement projects and its plans for the remainder of the fiscal year are likely to result in expenditures for the full year near historical levels of approximately $800.

SUMMARY

Management believes that short term liquidity needs will be satisfied through its existing line of credit, through cash flow generated by operations and through completion of the pending long term industrial development bond financing. Additionally, the Company is evaluating alternative financing sources which may be required to pay a portion of the amounts due Cigna in April 1997. Other routine requirements of the Company are likely to be met in the future through operations and existing credit facilities.

                                                                       FORM 10-Q


                            DECORA INDUSTRIES, INC.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A description of the Company's legal proceedings is included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and its Quarterly Report on Form 10-Q for its quarter ended June 30, 1996. There have been no new material developments in the Company's existing litigation.

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


ITEM 2.  CHANGES IN SECURITIES.

Not Applicable.

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

Not Applicable.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS.

On October 15, 1996, an annual shareholders meeting was held.

1. The following five persons were elected to the Board of Directors as follows:

         Nathan Hevrony:          In Favor:               25,091,752
         --------------
                                  Against:                   186,839

         Roger Grafftey-Smith     In Favor:               25,092,752
         --------------------
                                  Against:                   185,839

         Gabriel Thomas           In Favor:               25,092,752
         --------------
                                  Against:                   185,839

         Stephen Verchick         In Favor:               25,092,752
         ----------------
                                  Against:                   185,839

         Ronald Artzer            In Favor:               25,091,752
         -------------
                                  Against:                   186,839

                                                                       FORM 10-Q



2. Price Waterhouse LLP was ratified as the Company's independent auditors for fiscal year 1997 as follows:

                        In Favor:               25,128,543
                        Against:                    62,521
                        Abstaining:                 77,527


ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   (10) Material Contracts

   10.1 Form of Loan and Security Agreement amendment no. 2, dated August 13, 1996, by and among Decora Incorporated, as Borrower, the Company, as Corporate Guarantor and Fleet Bank as Lender.

   10.2 Form of Restated Promissory Note dated August 13, 1996 by and between Decora Incorporated and Fleet Bank.

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



                                              DECORA INDUSTRIES, INC.
                                                      (REGISTRANT)



                                              BY  /s/  Timothy N. Burditt
                                                ---------------------------

                                              TIMOTHY N. BURDITT

                                              EVP ADMINISTRATION & FINANCE





DATED: November 12, 1996