Form 10-Q
period 1996-12-31
DECORA INDUSTRIES INC
filed 1997-02-14
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON,  DC  20549

                              -------------------

                                   FORM 10-Q

                              -------------------

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended December 31, 1996
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

                           Yes  X           No______

At February 7, 1997 there were 35,469,390 shares of Common Stock of the registrant outstanding. This document consists of 13 pages.

                            DECORA INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                       PAGE

PART I   FINANCIAL INFORMATION
------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         December 31, 1996 and March 31, 1996                          3 - 4

         Consolidated Statements of Operations for the Nine
         Months and  Quarters Ended December 31, 1996 and 1995           5

         Consolidated Statements of Cash Flows for the
         Nine Months Ended December 31, 1996 and 1995                    6

         Notes to Unaudited Consolidated
         Financial Statements                                            7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                9-11


PART II  OTHER INFORMATION                                              12
-------



SIGNATURES                                                              13

PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            DECORA INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                           UNAUDITED
                                                                        DECEMBER 31, 1996     MARCH 31, 1996
                                                                        -----------------     --------------
ASSETS

Current assets:
   Cash and cash equivalents                                              $          591      $          188
   Accounts receivable, less allowances                                            5,939               4,151
   Inventories (Note 2)                                                            6,165               6,003
   Prepaid expenses and other current assets                                       1,630                 922
                                                                          --------------      --------------

        Total current assets                                                      14,325              11,264

Property and equipment, net                                                        7,882               8,944

Notes receivable                                                                   1,681               1,758

Deferred income taxes                                                              2,900               2,900

Intangibles, net (Note 3)                                                         11,003              11,291
                                                                          --------------      --------------

        Total Assets                                                      $       37,791      $       36,157
                                                                          --------------      --------------


                                  (Continued)

     See accompanying notes to unaudited consolidated financial statements.

                            DECORA INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                             Unaudited
                                                                        December 31, 1996     March 31, 1996
                                                                        -----------------     --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                       $        2,840      $        2,127
   Accrued liabilities                                                             1,642               1,587
   Current portion of long-term debt                                               2,615               5,810
                                                                          --------------      --------------
        Total current liabilities                                                  7,097               9,524

Long-term debt (Note 4)                                                           17,755              14,489
Other non-current liabilities                                                       -                    363
                                                                          --------------      --------------

        Total liabilities                                                         24,852              24,376
                                                                          --------------      --------------

Warrants in subsidiary (Note 5)                                                     -                  1,642
                                                                          --------------      --------------
Shareholders' equity:
   Preferred stock, $.01 par value; 5,000 shares
   authorized at December 31, 1996 and March 31, 1996                               -                   -
   Common stock, $.01 par value; 45,000 shares authorized;
   35,469 and 34,429 shares  issued and outstanding at
   December 31, 1996 and March 31, 1996, respectively                                355                 344
   Additional paid-in capital                                                     31,862              31,075
   Accumulated deficit                                                           (19,278)            (21,280)
                                                                          --------------      --------------

        Total shareholders' equity                                                12,939              10,139
                                                                          --------------      --------------

        Total Liabilities and Shareholders' Equity                        $       37,791      $       36,157
                                                                          --------------      --------------





     See accompanying notes to unaudited consolidated financial statements.

                            DECORA INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   unaudited

                                               QUARTER ENDED DECEMBER 31,           NINE MONTHS ENDED DECEMBER 31,
                                               -------------------------            ------------------------------
                                                   1996          1995                    1996           1995
Revenues                                           $9,533        $10,247                 $32,575        $29,449

Cost of goods sold                                  7,154          7,187                  24,530         21,501
                                               ----------     ----------              ----------     ----------

Gross profit                                        2,379          3,060                   8,045          7,948

Marketing, general and
   administrative expenses                          1,382          1,730                   4,111          4,641
                                               ----------     ----------              ----------     ----------

Operating income                                      997          1,330                   3,934          3,307

Interest expense                                      581            734                   1,861          2,117
                                               ----------     ----------              ----------     ----------
Income from operations
    before income taxes                               416            596                   2,073          1,190

Provision  for income taxes                            10             16                      70             44
                                               ----------     ----------              ----------     ----------

Net income                                           $406           $580                  $2,003         $1,146
                                               ----------     ----------              ----------     ----------

Net income per common share (Note 6)                $0.01          $0.02                   $0.06          $0.04
                                               ----------     ----------              ----------     ----------
Average shares of common stock used in
 computation of income per share                   35,469         32,382                  35,137         31,576
                                               ----------     ----------              ----------     ----------





     See accompanying notes to unaudited consolidated financial statements.

                            DECORA INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              UNAUDITED
                                                                     NINE MONTHS ENDED DECEMBER 31,
                                                                    ------------------------------
                                                                        1996              1995
                                                                    ----------          ----------
Cash flows from operating activities:
     Net income                                                    $     2,003           $   1,146

 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                       1,554               1,258
     Amortization of debt discount                                         118                 336
     Accretion of put warrants                                            -                    310
     Net changes in current assets and liabilities                      (2,175)             (4,610)
     Increase (decrease) in net assets and
       liabilities of discontinued operations                                1              (1,018)
                                                                    ----------          ----------

Net cash provided by (used in) operating activities                      1,501              (2,578)
                                                                    ----------          ----------
Cash flows from investing activities:
     Purchase of fixed assets                                             (204)             (2,304)
                                                                    ----------          ----------

     Net cash  (used in) investing activities                             (204)             (2,304)
                                                                    ----------          ----------
Cash flows from financing activities:
     Long-term borrowings                                                3,086                 788
     Short-term borrowings                                                -                  4,460
     Repayment of debt                                                  (4,010)               (990)
     Proceeds from issuance of common stock                                 30                 550
                                                                    ----------          ----------

     Net cash provided by (used in) financing activities                  (894)              4,808
                                                                    ----------          ----------
     Net increase (decrease) in cash                                       403                ( 74)
Cash at beginning of period                                                188                 309
                                                                    ----------          ----------

Cash at end of period                                                     $591                $235
                                                                    ----------          ----------



SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:

During the period ended December 31, 1996, additional common stock in the amount of $656 and notes payable in the amount of $874 were issued upon the conversion of $1,642 of warrants in subsidiary. During the period ended December 31, 1995, additional common stock in the amount of $1,378 was issued to satisfy the terms of an agreement with the former owners of an inactive subsidiary of the Company.





     See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Integration of Financial Statements Reported on Form 10-K

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Form 10-K for the fiscal year ended March 31, 1996, filed with the Securities and Exchange Commission (File No. 0-16072) (the "Form 10-K"). In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1996, and the results of its operations and cash flows for the periods presented. Certain reclassifications of prior year amounts have been made to conform to the current year's presentation.

NOTE 2 - Inventories

Inventories at December 31, 1996 and March 31, 1996 consisted of the following ($000's):

                                             DECEMBER 31, 1996        MARCH 31, 1996
                                             ------------------       --------------
         Raw Materials                               $    4,070           $    3,838
         Work-in-Process                                  1,220                  687
         Finished Goods                                     875                1,478
                                                     ----------           ----------
                                                     $    6,165           $    6,003
                                                     ==========           ==========


NOTE 3 - Intangibles

The recovery of goodwill is evaluated at the operating unit level including an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has current operating losses and, based upon the projections, there is a likelihood that such operating losses will continue, the Company will evaluate whether impairment exists on the basis of un-discounted expected future cash flows from operations for the remaining amortization period.

Intangibles consist of the following ($000s):

                                             DECEMBER 31, 1996        MARCH 31, 1996

         Goodwill                                 $ 9,857                $ 9,857
         Trademark                                  2,000                  2,000
         Organization fees                          1,299                  1,299
                                                  -------                -------
                                                   13,156                 13,156
         Less: accumulated amortization            (2,153)                (1,865)
                                                  -------                -------
                                                  $11,003                $11,291
                                                  =======                =======

NOTE 4 - Long Term Debt

In November 1996, the Company, through its operating subsidiary Decora Incorporated, borrowed $2,460,000 through the issuance of tax-exempt industrial development revenue bonds which are credit enhanced by a letter of credit issued by the Company's principal senior lender, Fleet Bank. In addition to annual letter of credit fees payable to the bank, such bonds require monthly interest payments at a floating interest rate which is adjusted weekly based on the rate required for the remarketing agent to market such bonds at par. The initial interest rate on the bonds was 3.65% per annum. The bonds also require annual principal payments of $250,000 beginning on November 1, 1998 until final maturity on November 1, 2004. The net proceeds of the bonds and operating cash were utilized to pay in advance $2,800,000 of the amount due on April 15, 1997 to Decora Incorporated's subordinated lender (Note 5).


NOTE 5 - Warrants in Subsidiary

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

NOTE 6 - Net Income per Share

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

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (In thousands except per share data)

GENERAL

The financial statements presented herein include the consolidated financial position at December 31, 1996 and March 31, 1996 and the consolidated results of operations for the quarters and nine month periods ended December 31, 1996 and 1995 of Decora Industries, Inc. (the "Company"). The Company operates through its wholly-owned subsidiary, Decora, Incorporated, which is the Company's only operating subsidiary.


RESULTS OF CONTINUING OPERATIONS AND FORWARD LOOKING INFORMATION

NINE MONTHS ENDED DECEMBER 31, 1996 VS. NINE MONTHS ENDED DECEMBER 31, 1995 Revenue of the Company was $32,575 for the nine months ended December 31, 1996 compared to $29,449 for the nine months ended December 31, 1995, an increase of 11%. This increase was comprised of sales from the Company's new, non-core decorative business, as well as increased shipping volume to the Company's principal customer, Rubbermaid, which returned to a more traditional pattern after having been negatively impacted in the prior year's period by inventory consolidation and shipment delays related to the acquisition and installation of finish packaging operations in the Company's Fort Edward facility. The prior year period also reflected lower per unit revenue during the first quarter prior to the start-up of such new operations in comparison to the full nine months of such operations during the current period. While sales to Rubbermaid increased $2,116, or 8%, over the prior year period, unit shipment volumes during the first nine months of fiscal 1997 were the same as in the prior year period and remained 14% below the prior historical average. The Company believes that this decline is partially a result of cyclical inventory reductions at Rubbermaid related to their recent initiation of a pull-system ordering methodology for the Company's products. Other factors may include competition from alternative surface covering products in this segment which Management is working to counteract with Rubbermaid with the introduction of re-merchandised products targeted for specific consumer needs in new market segments such as stationery, office supply and crafts.

Revenue from international sales of self-adhesive decorative products was $3,352, an increase of $1,736 over the prior period. The majority of this increase was derived from the export of products for sale in the European market, although the volume of products sold to other international markets also increased. Revenue from proprietary wall covering, thin film and industrial products for the nine months ended December 31, 1996 was $478 lower than in the same period last year as certain redesigned decorative products were not introduced into the market until January 1997, when the Company introduced its Decora Tile Art(TM), Decora Wall Art(TM) and Decora Glass Art(TM) programs at the International Housewares Show in Chicago. The Company also continues to focus on negotiating long term license agreements with potential third party licensees for its Wearlon(R) liquid coatings, rather than on direct distribution of such coatings into the industrial specialty coatings market.

Gross profit for the nine months ended December 31, 1996 was $8,045 versus gross profit in the prior period of $7,948, an increase of $97, or 1%. While revenues increased 11%, gross profit margins decreased from 27.0% to 24.7%. This decrease reflects increased depreciation and amortization expenses in cost of goods sold during the recent nine month period related to the manufacturing expansion completed in September 1995 of
the prior year and changes in product mix.    Marketing, general and
administrative expenses were lower during the nine months ended December 31, 1996 versus the prior year by $530 as a result of lower research and development costs and cost saving measures implemented during the second half of fiscal 1996.

Income from operations for the nine months ended December 31, 1996 was $2,073 versus $1,190 for the same period in the prior year. In addition to increased revenues and lower marketing, general and administrative expenses, pretax income also benefitted from lower interest expense resulting from reduced borrowings and reduced borrowing rates on refinanced debt . Such decrease in interest expense was partially offset by an increased tax provision resulting in net income of $2,003, or $0.06 per share, for the nine months ended December 31, 1996 versus $1,146, or $0.04 per share, for the nine months ended December 31, 1995.

QUARTER ENDED DECEMBER 31, 1996 VERSUS QUARTER ENDED DECEMBER 31, 1995
Revenue for the quarter ended December 31, 1996 was $9,533 versus $10,247 for the quarter ended December 31, 1995. Revenues from the Company's most significant customer, Rubbermaid, were 3.5% lower than in the same quarter in the prior year, partially reflecting, what the Company believes, is a cyclical inventory reduction by Rubbermaid related to the initiation of a pull system ordering methodology, a transition which may continue into the beginning of Fiscal 1998. As a result, unit volume was 12% lower during the recent period; however, this volume decline was partially offset by volume related price adjustments pursuant to the Company's manufacturing agreement with Rubbermaid. International sales during the quarter were level with respect to the prior year's third quarter while industrial product sales were lower by $386 primarily as a result of the temporary delay of the thin film products program pending its reintroduction to the marketplace in January 1997.

Gross profit for the quarter ended December 31, 1996 was $2,379 versus gross profit of $3,060 for the same quarter in the prior year. Gross profit was lower as a result of reduced manufacturing volume resulting in unfavorable overhead absorption variances and lower margins attributable to changes in product mix. As a result, gross profit as a percentage of revenue decreased from 29.9% in the prior year's third quarter to 25.0% in the most recent quarter. Lower gross profit in the most recent quarter was partially offset by lower marketing, general and administrative expenses, which were $348 lower than in the prior year's quarter, resulting in operating income for the most recent quarter of $997 as compared with operating income of $1,330 for the same period in the prior year. Lower interest expense, which declined $153 (21%), and a lower tax provision resulted in net income for the quarter ended December 31, 1996 of $406, or $0.01 per share, as compared to net income for the quarter ended December 31, 1995 of $580, or $0.02 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased by $5,488 from March 31, 1996 to December 31, 1996 reflecting a $3,061 increase in current assets combined with a $2,427 decrease in current liabilities. Cash balances increased $403 as set forth in the statement of cash flows. Accounts receivable increased by $1,788, reflecting longer payment terms for increased international shipments and accrued volume-related price adjustments under the Company's manufacturing
agreement with Rubbermaid.   Other current assets increased by $708 as a result
of accruals for payments due from vendors and customers related primarily to material price adjustments. Such increases were partially offset by a seasonal increase of $768 in accounts payable and accrued liabilities while the current portion of long term debt decreased by $3,195.

In August 1996, the Company's Decora Incorporated subsidiary renewed its $6,000 revolving line of credit until August 31, 1998. In November 1996, the Company's Decora Incorporated subsidiary borrowed $2,460 through the issuance of tax exempt industrial development revenue bonds due in 2004 and utilized the net proceeds of such borrowings in addition to operating cash flow to pay in advance $2,800 of the $3,500 due to CIGNA in April 1997. The Company is currently in discussions with its primary lender to refinance the remaining $700 due to CIGNA in April and a portion of the additional amounts due to CIGNA in April 1998.

Capital expenditures for the nine months ended December 31, 1996 were $204, which was lower than historical levels. While the Company continues to make capital improvement, several projects which had been scheduled for the current year will not be completed until the subsequent year partially as a result of changes in equipment order lead times and changes in new equipment design.

SUMMARY

The Company continues to pursue and execute financing strategies with the goal of lowering capital costs and improving liquidity. Completion of the recent industrial development revenue bond financing was a significant step in this regard, and the Company is now pursuing financing opportunities to repay the remaining amounts due to CIGNA in April 1997 as well as the amounts due in April 1998. Outside of such financing requirements, Management believes that routine short term liquidity needs will be satisfied through its existing line of credit and through cash flow generated by operations.

                            DECORA INDUSTRIES, INC.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A description of the Company's legal proceedings is included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996 and its Quarterly Reports on Form 10-Q for its quarters ended June 30, 1996 and September 30, 1996. There have been no new material developments in the Company's existing litigation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   (10) Material Contracts

   10.1 Form of Official Statement of Counties of Warren and Washington, New York, Industrial Development Agency $2,460,000 Tax-exempt Industrial Development Revenue Bonds (Decora Incorporated Project), Series 1996.

(b) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




DECORA INDUSTRIES, INC.

(REGISTRANT)



BY/s/  Timothy N. Burditt

TIMOTHY N. BURDITT

EVP ADMINISTRATION & FINANCE





DATED: February 14, 1997