Form 10-Q/A
period 1996-06-30
DECORA INDUSTRIES INC
filed 1997-03-04
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON,  DC  20549

                              ____________________

                                  FORM 10-Q/A

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

                           Yes   X        No
                                ---           ---
At August 9, 1996 there were 35,469,390 shares of Common Stock of the registrant outstanding. This document consists of 9 pages.

                                                                     FORM 10-Q/A



INTRODUCTION

Decora Industries, Inc. hereby amends the following section of the June 30, 1996 Form 10-Q to correct the presentation of its statement of cash flows.


                               TABLE OF CONTENTS

                                                                         PAGE

PART I           FINANCIAL INFORMATION

  Item 1.        Financial Statements.

                 Consolidated Balance Sheets
                 as of June 30, 1996 and March 31, 1996                 3 - 4

                 Consolidated Statements of Operations for the
                 Quarters ended   June 30, 1996 and 1995                  5

                 Consolidated Statements of Cash Flows for the
                 Quarters Ended   June 30, 1996 and 1995                  6

                 Notes to Unaudited Consolidated
                 Financial Statements                                   7 - 8


 SIGNATURES                                                               9

                                                                     FORM 10-Q/A



PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            DECORA INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                           UNAUDITED
                                                                         JUNE 30, 1996       MARCH 31, 1996
                                                                         --------------       --------------
ASSETS

Current assets:
   Cash and cash equivalents                                            $            197    $            188
   Accounts receivable, less allowances                                            6,499               4,151
   Inventories (Note 2)                                                            6,210               6,003
   Prepaid expenses and other current assets                                         863                 641
   Net current assets of discontinued  Operations- ComTel                              -                   1
                                                                        ----------------    ----------------

        Total current assets                                                      13,769              10,984

Property and equipment, net                                                        8,532               8,944

Notes receivable                                                                   1,769               1,758

Intangibles, net & other assets                                                   11,440              11,571

Deferred income taxes                                                              2,900               2,900
                                                                        ----------------    ----------------

        Total Assets                                                    $         38,410    $         36,157
                                                                        ================    ================


                                  (continued)

     See accompanying notes to unaudited consolidated financial statements.

                                                                     FORM 10-Q/A





                            DECORA INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                            UNAUDITED
                                                                          JUNE 30, 1996      MARCH 31, 1996
                                                                        ----------------    ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                     $          3,426    $          2,127
   Accrued liabilities                                                             1,179               1,587
   Current portion of long-term debt                                               5,365               5,810
   Net current liabilities of discontinued
    operations - ComTel                                                               40                   -
                                                                        ----------------    ----------------
        Total current liabilities                                                 10,010               9,524

Long-term debt                                                                    16,561              14,489
Other non-current liabilities                                                        494                 363
                                                                        ----------------    ----------------

        Total liabilities                                                         27,065              24,376
                                                                        ----------------    ----------------

Warrants in subsidiary, (Note 3),                                                      -               1,642
                                                                        ----------------    ----------------
Shareholders' equity:
   Preferred stock, $.01 par value; 5,000 shares
   authorized at June 30, 1996 and March 31, 1996                                      -                   -
   Common stock, $.01 par value; 45,000 shares authorized;
    35,469 and 34,429 shares  issued and outstanding at
   June 30, 1996 and March 31, 1996, respectively                                    355                 344
   Additional paid-in capital                                                     31,750              31,075
   Accumulated deficit                                                           (20,760)            (21,280)
                                                                        ----------------    ----------------

        Total shareholders' equity                                                11,345              10,139
                                                                        ----------------    ----------------

        Total Liabilities and Shareholders' Equity                      $         38,410    $         36,157
                                                                        ================    ================








     See accompanying notes to unaudited consolidated financial statements.

                                                                     FORM 10-Q/A



                            DECORA INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                   UNAUDITED

                                                                  QUARTER ENDED JUNE 30,
                                                            ---------------------------------
                                                                1996                  1995
                                                            ----------             ----------
Revenues                                                       $10,138                 $9,702

Cost of goods sold                                               7,694                  7,054
                                                            ----------             ----------

Gross profit                                                     2,444                  2,648

Marketing, general and
   administrative expense                                        1,262                  1,533
                                                            ----------             ----------

Operating income                                                 1,182                  1,115

Interest expense                                                   633                    701
                                                            ----------             ----------

Income before taxes                                                549                    414

Provision  for taxes                                                29                     13
                                                            ==========             ==========

Net income                                                        $520                   $401

Net income  per common share (Note 4)                            $0.02                  $0.01
                                                            ==========             ==========

Average shares of common stock used in
 computation of income per share:                               34,464                 30,718
                                                            ==========             ==========






     See accompanying notes to unaudited consolidated financial statements.

                                                                     FORM 10-Q/A


                            DECORA INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   UNAUDITED

                                                                           QUARTER ENDED JUNE 30,
                                                                      --------------------------------
                                                                           1996               1995
                                                                      ------------        ------------
Cash flows from operating activities:
   Net income                                                         $        520        $        401

Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
      Depreciation and amortization                                            552                 465
      Amortization of debt discount                                             17                  48
      Net changes in current assets and liabilities                         (1,878)             (2,581)
      Increase (decrease) in net assets and
         liabilities of discontinued operations                                 41                (863)
                                                                      ------------        ------------
Net cash (used) by operating activities                                       (748)             (2,530)
                                                                      ------------        ------------
Cash flows from investing activities:
      Purchase of fixed assets                                                  (8)               (813)
                                                                      ------------        ------------

Net cash provided (used) by investing activities                                (8)               (813)
                                                                      ------------        ------------

Cash flows from financing activities:
   Long-term borrowings                                                      1,162               3,255
   Repayment of debt                                                          (427)               (125)
   Proceeds from issuance of common stock                                       30                   -
                                                                      ------------        ------------
Net cash provided by financing activities                                     765                3,130
                                                                      ------------        ------------
Net increase (decrease) in cash                                                  9                (113)
Cash at beginning of period                                                    188                 309
                                                                      ------------        ------------
Cash at end of period                                                 $        197        $        196
                                                                      ============        ============


SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:

During the period ended June 30, 1996, additional common stock in the amount of $656 and notes payable in the amount of $874 were issued upon the conversion of $1,642 of warrants in subsidiary.





     See accompanying notes to unaudited consolidated financial statements.

                                                                     FORM 10-Q/A



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


NOTE 2 - Inventories

Inventories at June 30, 1996 and March 31, 1996 consisted of the following:

                                              JUNE 30, 1996            MARCH 31, 1996
                                              -------------            --------------
                                                              (In thousands)
         Raw Materials                           $    3,496               $     3,838
         Work-in-Process                              1,201                       687
         Finished Goods                               1,513                     1,478
                                                 ----------                ----------
                                                 $    6,210                $    6,003
                                                 ==========                ==========




NOTE 3 - Warrants in Subsidiary

In connection with the acquisition of the Decora division of United Merchants and Manufacturers by the Company in April 1990, Decora issued $7,000 principal amount of subordinated notes to a lender (CIGNA). These notes were issued with warrants to purchase 20% of the common stock of the Company s new Decora Incorporated subsidiary which included certain put features which may have been payable in May 1997. The present value of such put obligation was accrued for and carried as a liability on the Company s balance sheet. The balance of such
accrued liability was $1,642 as of March 31, 1996.   Effective June 28, 1996,
the Company and CIGNA exchanged such warrants for a non-interest bearing two-year note in the amount of $1,000 and 1,000 shares of the Company s common stock. If the note is not repaid prior to April 15, 1997, then the amount due will increase by 20% and if the shares of common stock do not have a market value of at least $3.00 per share as of April 15, 1998, then the Company will issue additional shares to make up any deficiency. This transaction was closed on June 28, 1996 at which time the note and stock were issued in exchange for the warrants. The

                                                                     FORM 10-Q/A


present value of such securities totaled $1,530 leaving a balance of the accrued liability of $112. Such remaining balance continues to be carried as a long term liability pending evaluation of the value of the stock price guarantee which is anticipated to be completed during the second quarter.



NOTE 4 - Earnings per Share

The number of shares of common stock and common stock equivalents used in the computation of earnings per share for each period is the weighted average number of shares outstanding during the periods and, if dilutive, common stock options, warrants and convertible securities which are common stock equivalents.

                                                                     FORM 10-Q/A

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



DECORA INDUSTRIES, INC.
(REGISTRANT)



BY /s/  Timothy N. Burditt
  -----------------------------------

TIMOTHY N. BURDITT
EVP ADMINISTRATION & FINANCE





DATED: February 24, 1997