Form 10-Q/A
period 1996-09-30
DECORA INDUSTRIES INC
filed 1997-03-04
CIK 743029

                                                                     FORM 10-Q/A





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

At November 1, 1996 there were 35,469,390 shares of Common Stock of the registrant outstanding. This document consists of 8 pages.

                                                                     FORM 10-Q/A



INTRODUCTION

Decora Industries, Inc. hereby amends the following section of the September 30, 1996 Form 10-Q to correct the presentation of its statement of cash flows.


                               TABLE OF CONTENTS

                                                                         PAGE

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets
           as of September 30, 1996 and March 31, 1996                   3 - 4

           Consolidated Statements of Operations for the Six
           Months and  Quarters Ended September 30, 1996 and 1995          5

           Consolidated Statements of Cash Flows for the Six
           Months Ended September 30, 1996 and 1995                        6

           Notes to Unaudited Consolidated Financial Statements            7

SIGNATURES                                                                 8

                                                                     FORM 10-Q/A



PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            DECORA INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              UNAUDITED
                                                                        SEPTEMBER 30, 1996     MARCH 31, 1996
                                                                        ------------------     --------------
ASSETS

Current assets:
   Cash and cash equivalents                                                 $       520         $       188
   Accounts receivable, less allowances                                            4,986               4,151
   Inventories (Note 2)                                                            6,276               6,003
   Prepaid expenses and other current assets                                       1,331                 642
                                                                             -----------         -----------
        Total current assets                                                      13,113              10,984

Property and equipment, net                                                        8,183               8,944

Notes receivable                                                                   1,776               1,758

Deferred income taxes                                                              2,900               2,900

Intangibles, net, and other assets                                                11,303              11,571
                                                                             -----------         -----------

        Total Assets                                                         $    37,275         $    36,157
                                                                             ===========         ===========



                                  (continued)


     See accompanying notes to unaudited consolidated financial statements.

                                                                     FORM 10-Q/A





                            DECORA INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              UNAUDITED
                                                                         SEPTEMBER 30, 1996     MARCH 31, 1996
                                                                         ------------------     --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                          $     3,556         $     2,127
   Accrued liabilities                                                             1,798               1,587
   Current portion of long-term debt                                               5,260               5,810
                                                                             -----------         -----------
        Total current liabilities                                                 10,613               9,524

Long-term debt                                                                    14,130              14,489
Other non-current liabilities                                                          -                 363
                                                                             -----------         -----------

        Total liabilities                                                         24,743              24,376
                                                                             -----------         -----------

Warrants in subsidiary (Note 3)                                                        -               1,642
                                                                             -----------         -----------
Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000 shares
   authorized at September 30, 1996 and March 31, 1996                                 -                   -
   Common stock, $.01 par value; 45,000 shares authorized;
   35,469 and 34,429 shares  issued and outstanding at
   September 30, 1996 and March 31, 1996, respectively                               355                 344
   Additional paid-in capital                                                     31,862              31,075
   Accumulated deficit                                                           (19,685)            (21,280)
                                                                             -----------         -----------

        Total shareholders' equity                                                12,532              10,139
                                                                             -----------         -----------

        Total Liabilities and Shareholders' Equity                           $    37,275         $    36,157
                                                                             ===========         ===========







     See accompanying notes to unaudited consolidated financial statements.

                                                                     FORM 10-Q/A



                            DECORA INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   unaudited

                                              QUARTER ENDED SEPTEMBER 30,           SIX MONTHS ENDED SEPTEMBER 30,
                                              --------------------------             --------------------------
                                                     1996            1995                  1996            1995
                                              -----------    -----------             -----------    -----------
Revenues                                          $12,904         $9,500                 $23,042        $19,202

Cost of goods sold                                  9,682          7,260                  17,376         14,314

Gross profit                                        3,222          2,240                   5,666          4,888

Marketing, general and
   administrative expense                           1,467          1,378                   2,729          2,911

Operating income                                    1,755            862                   2,937          1,977

Interest expense                                      648            682                   1,280          1,383
                                              -----------    -----------             -----------    -----------
Income from operations
    before taxes                                    1,107            180                   1,657            594

Provision  for taxes                                   29             15                      60             28
                                              -----------    -----------             -----------    -----------

Net income                                         $1,078           $165                  $1,597           $565
                                              ===========    ===========             ===========    ===========

Net income per common share (Note 4):               $0.03          $0.01                   $0.05          $0.02
                                              ===========    ===========             ===========    ===========

Average shares of common stock used in
 computation of income per share                   35,469         31,620                  34,969         31,171
                                              ===========    ===========             ===========    ===========









     See accompanying notes to unaudited consolidated financial statements.

                                                                     FORM 10-Q/A


                            DECORA INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   UNAUDITED

                                                                         SIX MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                              1996              1995
                                                                        -------------      ------------
    Cash flows from operating activities:
         Net income                                                    $     1,597         $       565

     Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Depreciation and amortization                                       1,106               1,024
         Amortization of debt discount                                          76                  65
         Accretion of put warrants                                            -                    225
         Net changes in current assets and liabilities                        (661)             (2,543)
         Increase (decrease) in net assets and
           liabilities of discontinued operations                              123              (1,027)
                                                                       -----------         -----------

    Net cash  provided by (used in) operating activities                     2,241              (1,691)
                                                                       -----------         -----------

    Cash flows from investing activities:
         Purchase of fixed assets                                              (77)             (1,843)
                                                                       -----------         -----------

         Net cash (used in) investing activities                               (77)             (1,843)
                                                                       -----------         -----------

    Cash flows from financing activities:
         Long-term borrowings                                                    -               3,874
         Repayment of debt                                                  (1,862)               (458)
         Proceeds from issuance of common stock                                 30                   -
                                                                       -----------         -----------
         Net cash provided by (used in) financing activities                (1,832)              3,416
                                                                       -----------         -----------
         Net increase (decrease) in cash                                       332               ( 118)
    Cash at beginning of period                                                188                 309
                                                                       -----------         -----------
    Cash at end of period                                              $       520         $       191
                                                                       ===========         ===========



    SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

    During the period ended September 30, 1996, additional common stock in the amount of $656 and notes payable in the amount of $874 were issued upon the conversion of $1,642 of warrants in subsidiary. During the period ended September 30,1995, additional common stock in the amount of $1,378 was issued to satisfy the terms of an agreement with the former owners of an inactive subsidiary of the Company.


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

NOTE 2 - Inventories

Inventories at September 30, 1996 and March 31, 1996 consisted of the following:

                                                     SEPTEMBER 30, 1996        MARCH 31, 1996
                                                     ------------------        --------------
                                                                    (In thousands)
         Raw Materials                                    $    3,809             $     3,838
         Work-in-Process                                       1,093                     687
         Finished Goods                                        1,374                   1,478
                                                         -----------             -----------
                                                         $     6,276             $     6,003
                                                         ===========             ===========

NOTE 3 - Warrants in Subsidiary

In connection with the acquisition of the Decora division of United Merchants and Manufacturers by the Company in April 1990, Decora issued $7,000,000 principal amount of subordinated notes to a lender (CIGNA). These notes were issued with warrants to purchase 20% of the common stock of the Company s new Decora Incorporated subsidiary which included certain put features which may have been payable in May 1997. The present value of such put obligation was accrued for and carried as a liability on the Company s balance sheet. The balance of such accrued liability was $1,642,000 as of March 31, 1996. Effective June 28, 1996, the Company and CIGNA exchanged such warrants for a non-interest bearing two-year note in the amount of $1,000,000 and 1,000,000 shares of the Company s common stock. If the note is not repaid prior to April 15, 1997, then the amount due will increase by 20% and if the shares of common stock do not have a market value of at least $3.00 per share as of April 15, 1998, then the Company will issue additional shares to make up any deficiency. This transaction was closed on June 28, 1996 at which time the note and stock were issued in exchange for the warrants.

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






                                      DECORA INDUSTRIES, INC.
                                           (REGISTRANT)



                                           BY/s/  Timothy N. Burditt
                                             ----------------------------------

                                           TIMOTHY N. BURDITT
                                           EVP ADMINISTRATION & FINANCE





DATED: February 24, 1997