Form 10-K405
period 1997-03-31
DECORA INDUSTRIES INC
filed 1997-06-27
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-K


                                ----------------


         [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

                  For the fiscal year ended March 31, 1997.

                        Commission File Number: 0-016072

                             DECORA INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      68-0003300
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             1 MILL STREET
         FORT EDWARD, NEW YORK                                 12828
(Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code)       (518) 747-6255


           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
     Title of Each Class                           on which registered
     -------------------                           -------------------

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


                                Yes [X]    No [ ]


         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


                                Yes [X]    No [ ]


         As of June 13, 1997, the Registrant had 35,719,390 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates as of June 13, 1997, was approximately $31,477,482 based on the average of the closing bid and asked prices on that date.

                       DOCUMENTS INCORPORATED BY REFERENCE


Certain exhibits filed to the following are incorporated by reference in Part IV
- Exhibits, Financial Statement Schedules and Reports on Form 8-K hereof (See Exhibit list on Page 27):

     (1)        Report on Form 10-K for the fiscal year ended March 31, 1988.
     (2)        Report on Form 8-K dated April 18, 1990.
     (3)        Report on Form 8-K dated April 6, 1992.
     (4)        Report on Form 10-K for the fiscal year ended March 31, 1992.
     (5)        Report on Form 8-K dated November 5, 1992.
     (6)        Report on Form 10-K for the fiscal year ended March 31, 1993.
     (7)        Report on Form 10-K for the fiscal year ended March 31, 1994.
     (8)        Report on Form 10-Q for the fiscal quarter ended December 31, 1994.
     (9)        Report on Form 8-K dated March 2, 1995.
     (10)       Report on Form 10-K for the fiscal year ended March 31, 1995.
     (11)       Report on Form 10-Q for the fiscal quarter ended December 31, 1995.
     (12)       Report on Form 10-K for the fiscal year ended March 31, 1996.
     (13)       Report on Form 10-Q for the fiscal quarter ended June 30, 1996.
     (14)       Report on Form 10-Q for the fiscal quarter ended September 30, 1996.
     (15)       Report on Form 10-Q for the fiscal quarter ended December 31, 1996.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

Decora Industries, Inc. (the "Company"), a holding company, is a Delaware corporation operating through its sole operating subsidiary, Decora, Incorporated ("Decora"). The main emphasis of Decora is the development, manufacture and sale of self-adhesive consumer decorative products and of specialty industrial and commercial products, utilizing its proprietary pressure-sensitive adhesive and release systems and its Wearlon(R) coating technologies.


HISTORY OF THE COMPANY

The Company, as presently structured, stems from a 1988 change in control effected by a group of investors who completed a management change and new strategic plan. In March 1992, the Company, formerly named Utilitech, Incorporated, changed its name to reflect the strategic decision of management to place future emphasis on decorative products as well as specialized industrial and commercial products derived from its proprietary coating, laminating, adhesive and release technologies. In 1988, the Company was a diversified holding company with a number of subsidiaries operating various businesses, including industrial lighting, utility repair, utility software, telecommunications, metal fabrication and pipe manufacture. Management evaluated these businesses and determined that the majority of these businesses either did not possess sufficient growth potential or did not fit with the Company's strategic direction. From late 1989 to 1990, the Company engaged in the divestiture of these entities and meanwhile sought other opportunities.

On April 18, 1990, Decora acquired the assets of the Decora Division of United Merchants and Manufacturers, Inc. (a NYSE company). The Decora Division had been in business since 1945 and was the originator of the pressure-sensitive, stylized, decorative covering material bearing the brand name Con-Tact(R). Concurrent with the acquisition, Decora entered into an exclusive five-year manufacturing and distribution agreement (the "Manufacturing Agreement") with Rubbermaid Incorporated ("Rubbermaid"), which has since been extended to 1999, whereby decorative self-adhesive vinyl and related products are exclusively manufactured for and distributed by Rubbermaid under their Con-Tact(R) brand name. The Con-Tact(R) manufacturing and adhesive technology is owned by Decora and, along with the trademark, which is now owned by Rubbermaid but was originally established by the Decora Division, enabled the Company in the 1950's to establish its continued market leadership position in the industry. Decora has continued to invest in and improve the coating and adhesive technology involved in the manufacture of these products and, in conjunction with the development of its Wearlon(R) technology, has recently developed a new group of proprietary products that are now being distributed by Rubbermaid and other new strategic partners.

In May 1988, right before the change in control, the Company acquired ComTel Industries (then known as Utility Marketing and Development Corporation), a privately held, fully integrated telecommunications enterprise which engaged in installing, refurbishing and servicing new and used telecommunications equipment and systems. In July 1990 and September 1991, respectively, ComTel's 80%-owned subsidiary, ComTel Metals, Inc., acquired the Siemens-Stromberg Carlson metal manufacturing divisions in El Paso, Texas and Sanford, Florida. In April 1994, as a result of its desire to focus resources on its core Decora subsidiary, the Company made the decision to sell the operations of ComTel, which was completed in June 1995.


NARRATIVE DESCRIPTION OF THE BUSINESS

GENERAL

Decora Industries, Inc. is a holding company operating through its subsidiary, Decora, Incorporated. The "Company" as used herein shall refer to the holding company and "Decora" shall refer to its subsidiary unless the context indicates otherwise.

Decora is in the business of developing, manufacturing and selling self-adhesive consumer decorative products and specialty commercial and industrial products. It develops and manufactures these products utilizing its proprietary pressure-sensitive adhesive and release systems technologies, including its technology known as Wearlon(R). At the time of the acquisition of the Decora Division from United Merchants and Manufacturers, Inc. in 1990, the majority of the Decora Division's revenues were from sales of its core Con-Tact(R) and related products under a single exclusive manufacturing agreement with Rubbermaid. In order to complement Decora's mature core business, following the acquisition, management began to seek growth and diversification opportunities both within its distribution relationship with Rubbermaid and through other strategic relationships and products which would not compete with products sold to Rubbermaid. During fiscal 1997, 1996 and 1995, revenues under the Rubbermaid contract have been 89%, 90% and 93%, respectively, of total revenues (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Management's main focus in the development of long-term growth strategies has been:

     - To maximize its strategic alliance with Rubbermaid and its consumer products distribution network;

     - To utilize its modular product components and technologies to create self-adhesive products for new applications and market segments;

     - To establish additional strategic relationships for distribution of new products in segments, channels and geographic areas not served by Rubbermaid; and

     - To complement its consumer products with other applications and products for the industrial coatings and substrates markets.

Significant resources have been invested in research and initiating new product programs arising from Decora's base self-adhesive technology. As a result, several new consumer products have been introduced during the past three fiscal years and sold through its distribution partnership with Rubbermaid, as well as to other new markets and strategic distributors. The Company also acquired and developed a new release coating technology marketed under the brand name Wearlon(R) which has begun to be used for speciality architectural and industrial process coating applications. Decora continues to invest in research efforts; however, primary emphasis is now placed on the commercialization and refinement of new products and the expansion of marketing relationships and distribution channels.


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

Within its decorative and surface covering products, Decora's primary consumer product is Con-Tact(R), a repositionable, self-adhesive, vinyl decorative covering material which is used for do-it-yourself shelf decorations, surface protection, arts and crafts and other applications. Con-Tact(R) is manufactured by Decora utilizing its proprietary and patented repositionable adhesive technology and is sold in roll form with a wide range of finishes including printed patterns, solid colors and clear vinyl. All of Decora's Con-Tact(R) production is purchased by Rubbermaid under a manufacturing agreement (the "Manufacturing Agreement") which has been extended to March 31,1999. Decora provides Rubbermaid with 100% of its worldwide product needs according to periodically negotiated pricing levels which are adjusted primarily based on changes in raw material costs and volume. Rubbermaid markets and sells Con-Tact(R) and other specialty products which Decora has developed for Rubbermaid primarily in the housewares departments of mass merchandisers in the U.S., including WalMart, K-Mart, Target and others.

In July 1994, Decora expanded its market presence into Europe by establishing a second distribution relationship for a new range of its decorative products for the European market standard with the signing of a License Agreement with Friedola Gebr. Holzapfel GmbH & Co. KG ("Friedola"). Under the agreement, Friedola purchases from Decora self-adhesive decorative products for exclusive distribution throughout western Europe under the Friedola(R) and easyTAC(TM) brand names. In conjunction with Friedola, Decora expanded its product offerings with a broader range of decorative designs, substrates and finishes. In addition to its North American and European activities, Decora sells decorative products internationally to customers in South America, the Middle East and the Far East through its own direct efforts and through manufacturer's representative and agency relationships it has developed.

In addition to its self-adhesive vinyl products, Decora has developed and introduced self-adhesive thin film products for the home decorating market based on its proprietary thin film technology (patent pending). These products are very thin, yet durable and removable, and they blend almost seamlessly onto most smooth or textured surfaces. They are printed in a variety of accents, borders and stencil-like decorative designs including a line specifically targeted for decorative use on kitchen and bathroom tiles. Utilizing its core product technology, Decora has also developed new product programs for the stationery and arts and crafts markets which are targeted for introduction to the market during fiscal 1998. Through these efforts, the Company's strategy is to recapture product volume through targeting and re-merchandising existing products and technology for sale in other growing market segments.

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

PRODUCTS AND SERVICES -  INDUSTRIAL PRODUCTS GROUP

Decora has developed an industrial coatings business which markets a full range of proprietary coatings under the Wearlon(R) brand name to users of specialty industrial coatings. These unique non-stick, yet abrasion-resistant, coatings are water-based and cure at room temperature, providing the industrial market with an environmentally friendly coating system for a wide range of specialized applications. These include manufacturing process applications such as mold release and industrial maintenance applications such as machinery valves, paint booths and clean rooms, marine foul release and other specialized OEM product and process applications. Decora initially established a sales network in North America consisting of manufacturer's representatives and qualified professional applicators through which the product has been marketed and applied for a variety of such applications. The coatings have been sold through this network on a limited basis for use in the automotive, marine, paper, petroleum, aircraft and food processing industries both for repeat users as well as for ongoing pilot programs in a variety of applications. Through this network, the Company has established several applications for which it believes the coating may have significant competitive advantage. The Company is now focused on increasing its penetration of these few applications and on seeking long term licensees for the technology.

The necessity of long-term evaluation and testing programs required for various technically oriented industrial applications require a long selling cycle and result in slower growth for revenue opportunities compared with certain of Decora's consumer products. The high performance nature of the coating, the costs associated with installing such coatings in large projects and testing for specific applications may take months, and in some cases years, and requires application refinements in response to testing results. Management continues to experience some breakthroughs in these applications and believes that liquid coating products hold significant opportunity for Decora. Revenues from all coating products have not yet been material to Decora's overall business to date; however, such products have started to be recognized by industry participants as a coating with unique properties.

In addition to the products summarized above, Decora's Industrial Products Group also markets various other products, including commercial laminating, coating and printing services and a line of high quality hazardous marking tapes and electrical tapes sold under Decora's Cobra(R) tradename.

For fiscal 1997, industrial products represented 1% of Decora's revenues. Ongoing technology development and commercialization efforts are anticipated to generate additional revenues in the future both through Decora's own direct development and selling efforts and through strategic relationships.

MANUFACTURING

The majority of the products sold by Decora are produced at its facility in Fort Edward, New York. Management believes that the plant currently has available capacity which will be utilized in connection with the proposed expansion of existing and new decorative self-adhesive products and commercial and industrial products. Decora also utilizes outside suppliers when required for certain specific printing, coating and finishing purposes for which it does not currently have sufficient industrial capabilities as well as for temporary warehousing requirements. Management anticipates making additional capital expenditures in the future in order to increase operating efficiencies and add additional capacity as warranted by product demand and mix.

The primary raw materials used in Decora's products are paper, vinyl, adhesives, inks, silicone and other chemicals. Decora uses two primary suppliers for its vinyl and relations with such suppliers are good. Decora believes that it has alternative sources of its significant and primary raw materials.

MARKETING, RESEARCH AND DEVELOPMENT

Decora's strategy for its consumer products is to develop and sell products and marketing programs through strategic partners with existing distribution capabilities. Accordingly, for the majority of sales of product covered by the Manufacturing Agreement and other supply agreements, Decora does not incur what might otherwise be typical distribution and selling expenses relating to consumer decorative products and has relied on the services of third party sales and marketing consultants when deemed necessary. Decora has taken a similar strategy for international sales of its Consumer Decorative Products as reflected by its distributor agreement with Friedola and by relationships it has developed with other international manufacturer's representatives.

For its Industrial Products Group, Decora utilizes varying strategies for different markets. Decora has established a combination of a manufacturer's representative network and professional applicators across the country to market and apply its Wearlon(R) coatings in industrial maintenance, OEM and marine applications. Decora is also actively pursuing opportunities for strategic relationships in other specific niche markets where Wearlon(R) coatings are believed to have the most potential, such as in the architectural, aviation, paper and automotive industries for such applications as mold release, foul release/easy-to-clean and friction reduction. As described above, due to the nature of these products, the development cycle is a long term process.

With regard to research and development, Decora has reduced its pure research and development function and currently maintains a small internal research group led by the inventor of the Company's adhesive and Wearlon(R) technology which has made significant progress in producing various new products based on Wearlon(R) and the rest of its proprietary adhesive and coating technologies. The majority of recent efforts have been placed on the refinement and enhancement of products already developed; however, that group also continues to focus its efforts on the pursuit of new consumer and industrial products and applications. As a result of these efforts, the Company has refined a high-end product for certain industrial applications. The Boeing Company and Ford Motor Company have recently started to use Wearlon(R) industrial maintenance coating systems within their production lines for mold release and non-stick applications. The rate at which these two customers will continue to repurchase Wearlon(R) will be the first indication of future growth potential for Wearlon(R) for these applications.

Given its desire to grow beyond one market and one customer, from fiscal 1992 through fiscal 1995, Decora invested capital into research and product development as it expanded its product lines through the development and commercialization of new products and technology for the consumer and industrial markets. Following this period, management has de-emphasized pure research and development while continuing to invest in the establishment of distribution relationships for its broader range of products. As a result, total marketing and research and development expenditures have declined. Total expenditures on marketing, research and product and process development amounted to approximately $1.9 million, $2.3 million and $4.0 million in fiscal 1997, 1996 and 1995, respectively. Management anticipates continued expenditures at similar levels per dollar of revenue as it did in fiscal 1997 on products, program and process development while continuing to de-emphasize pure research as new distribution relationships are developed, new applications and programs for existing products are developed and international marketing channels are opened (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").


PROPRIETARY RIGHTS

Decora owns the rights to the pressure sensitive adhesive technology used in the manufacturing of its self-adhesive Con-Tact(R) products, although the tradename is now owned by Rubbermaid. In addition, it owns the Cobra(R), Wearlon(R) and Decora(R) trade names. Decora has also applied for trade name and patent protection for certain of its other new products including the protective and decorative thin film products and certain of its Wearlon(R) liquid coatings and coating additives.

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

CUSTOMERS

During fiscal 1997, sales to Rubbermaid represented 89% of Decora's revenues. Con-Tact(R) and other related products are distributed through Rubbermaid on a nationwide basis to consumers in conjunction with the extensive product lines of Rubbermaid pursuant to a Manufacturing Agreement which has most recently been extended to March 31, 1999. Decora also has a supply agreement with Friedola and international manufacturer's representative relationships which have become more significant contributors to Decora's business. Decora has approximately 50 customers in addition to Rubbermaid and Friedola.

COMPETITION

Although Con-Tact(R) and associated products are not sold by Decora to the ultimate consumer, competition experienced by Rubbermaid affects the purchase requirements under the Manufacturing Agreement and Decora's ultimate revenues. Management believes that the Con-Tact(R) product dominates the U.S. market for its class of decorative material as well as miscellaneous end-use surface protection applications. There are several similar products, including a low cost shelf liner produced and sold by Rubbermaid, which, in management's opinion, have not significantly penetrated the market; however, availability of retail shelf space (and thus potential product sales) in an extremely competitive retail environment can be impacted by products serving different utilities than Decora's products. Management believes that Decora (and ultimately Rubbermaid) compete effectively on the basis of price, service and the quality of its products.

Domestic and international markets for self-adhesive decorative products and industrial coating products are very competitive with competitors who are larger and have more financial resources than Decora. Management believes that the formulation and performance characteristics of Wearlon(R)-based products are unique and that the proprietary technology utilized in several new products may provide a competitive advantage in certain applications. Management intends to focus on such specific applications. Other than Con-Tact(R) sold in the U.S., Decora does not yet have any significant market share in its various other consumer decorative or industrial coating products.

SEASONALITY

Decora generally experiences higher earnings in its first two fiscal quarters due to the purchase requirements of Rubbermaid to meet larger consumption of Con-Tact(R) during the late spring and summer months. Order rates may also be impacted by significant changes in inventory levels at Rubbermaid. Decora's international business has been developed partially to help off-set the seasonality of the domestic core business and management anticipates less overall seasonality in the future as a result of global expansion. During fiscal 1996, Decora experienced an abnormal decline in volume relative to historical trends as a result of Rubbermaid's absorption of excess inventory which was created as a result of the consolidation of finished packaging operations in Decora's facility. Sales to Rubbermaid followed a more typical seasonal pattern during fiscal 1997. There is no identified seasonality for Decora's other products.

EMPLOYEES

At March 31, 1997, the Company employed 173 people of which 170 were in Decora and three were employed in the Company's corporate office. As of the same date, 121 of Decora's employees were represented by a labor union. The contract with such union was renegotiated and renewed in April 1996 and expires in March 1999. There have been no major work stoppages in recent years and the Company believes that its relations with its labor force are good.


ITEM 2.  PROPERTIES

Decora owns its 220,000 square foot facility located on approximately 12 acres in Fort Edward, New York. The Company's corporate headquarters are located within this facility.

Management of the Company believes that the facilities of the Company and its subsidiary are adequate for present and foreseeable future needs.


ITEM 3.  LEGAL PROCEEDINGS

In July 1993, the Company's Decora, Incorporated subsidiary was notified by the Environmental Protection Agency ("EPA") that a site in which it disposed of hazardous waste has been named a Superfund site and that it is a potentially responsible party. Decora, Incorporated will be required to contribute to the cost of the cleanup of the site based on its share of waste contributed to the site. Decora, Incorporated's allocated share of the total costs was finalized through an arbitration process during fiscal 1997 and, as a result, based on the current estimates of the total costs required to clean up the site, Decora, Incorporated's share of the total future costs is estimated to be less than $50,000 and the Company has reserved an amount based upon currently available information.

In July 1995, a complaint was filed in the Supreme Court of the State of New York against the Company and its Decora, Incorporated subsidiary by a former consultant of such subsidiary. The complaint alleged various breaches of a consulting agreement, including failure to pay sums due for services, misrepresentations, deceptive trade practices and wrongful termination of services. The matter has been dismissed without prejudice due to plaintiff's failure to obtain counsel to replace counsel which withdrew from representation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM-5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


a.       Market Information

         The Company's Common Stock trades over the counter and is quoted on NASDAQ ("Small Cap").

b.       Stock Price Information

         The following table reflects actual transactions, without retail markup, markdown or commissions for Fiscal 1997 and 1996 and inter-dealer quotations, without retail markup, markdown or commissions for Fiscal 1995. Inter-dealer quotations may not necessarily represent actual transactions. The high and low sales and bid prices of the Common Stock for the dates indicated have been provided by the National Quotation Bureau, Inc.

                  Common Stock
                  ------------
                                                                    Sales Prices
                                                                    ------------

                                                              High              Low
                                                              ----              ---
                  Fiscal 1997:
                      First Quarter                          $1 1/2           $ 1
                      Second Quarter                          1 3/8            27/32
                      Third Quarter                           1 1/4             7/8
                      Fourth Quarter                          1 1/4            11/16

                                                              High              Low
                                                              ----              ---
                  Fiscal 1996:
                      First Quarter                           1 3/8            1 5/16
                      Second Quarter                          1 7/16           1
                      Third Quarter                           1 3/16           1 1/16
                      Fourth Quarter                          1 3/8             29/32

                                                                     Bid Prices
                                                                     ----------
                  Fiscal 1995:
                      First Quarter                           1  5/16           15/16
                      Second Quarter                          2  3/32          1 1/8
                      Third Quarter                           1 13/32          1 7/16
                      Fourth Quarter                          1  1/4            15/16

On June 13, 1997, the closing sales price for the shares in the over-the-counter market was $0.91, as reported by the National Quotation Bureau, Inc. The Company has also authorized a class of preferred stock, although no shares of preferred stock have been issued.

c.  Approximate Number of Holders of Common Stock.

    There were 804 holders of record of Common Stock as of June 13, 1997.

d.  Dividends

    The Company has never paid a cash dividend and intends to retain earnings, if any, for use in its business. The Company's agreements with its lenders restrict the ability of the Company to pay cash dividends and the Company does not presently intend to pay any cash dividends on its Common Stock for the foreseeable future.


ITEM 6.  SELECTED FINANCIAL INFORMATION.

The following selected financial data of the Company as to the five fiscal years ended March 31, 1997 are derived from the consolidated financial statements that have been audited by Price Waterhouse LLP as to all years.

The following table should be read in conjunction with the Company's financial statements and the notes thereto. Unless otherwise indicated, none of the information in the table includes discontinued operations of the Company. See
Note 2 of the financial statements. See also Item 7, "Management's Discussion and Analysis of Financial Condition".

                             DECORA INDUSTRIES, INC.

                             SELECTED FINANCIAL DATA
                     For the five years ended March 31, 1997

                      (In thousands except per share data)



                                                                             Year Ended March 31,
                                                      -----------------------------------------------------------------

                                                        1997         1996         1995           1994           1993
                                                        ----         ----         ----           ----           ----
STATEMENT OF OPERATIONS DATA:
Revenues                                              $41,082      $38,828      $40,414        $39,955        $38,543
Operating Income                                        4,726        4,108        3,895          4,192          3,107
Income (Loss) from Continuing Operations                3,566        2,919        2,408          1,629            623
Income (Loss) from Discontinued Operations               -            -          (1,297)        (1,481)            68
                                                      -------      -------      -------        -------        -------
Net Income (Loss)                                     $ 3,566      $ 2,919      $ 1,111        $   148        $   691
                                                      =======      =======      =======        =======        =======

INCOME (LOSS) PER SHARE(1):
  Continuing Operations                               $  0.10      $  0.09      $  0.08        $  0.06        $  0.02
  Discontinued Operations                                -            -           (0.04)         (0.05)          0.01
                                                      -------      -------      -------        -------        =======
  Income (Loss) Per Share1                            $  0.10      $  0.09      $  0.04        $  0.01        $  0.03
                                                      =======      =======      =======        =======        =======

BALANCE SHEET DATA:(3)
Total Assets                                          $37,454      $36,157       $31,021       $30,023        $34,952
Working capital (deficit)                             $ 6,253      $ 1,460       $   238       $   515        $(1,904)
Long-term Obligations                                 $18,817      $20,299       $18,163       $18,473        $18,883
Stockholders Equity:                                  $14,503      $10,139       $ 4,396       $ 2,577        $ 1,666
Cash Dividends per common share(2)                       -            -             -             -              -

----------

(1) Includes shares issuable upon exercise of outstanding warrants and options to purchase Common Stock if their inclusion is dilutive.

(2) The Company has not paid dividends during the five years ended March 31, 1997 and does not anticipate paying cash dividends in the foreseeable future.

(3) Historical balance sheet data has not been restated for discontinued operations in years prior to the year in which the relevant measurement date occurred.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This annual report on Form 10-K (the "10-K") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and located elsewhere herein regarding industry prospects and the Company's financial position are forward-looking statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in the 10-K, including, without limitation, in conjunction with the forward-looking statements included in this 10-K.


GENERAL

During the fiscal year ended March 31, 1997, Decora Industries, Inc. (the "Company") and it's sole operating subsidiary, Decora, Incorporated ("Decora"), began to realize the impact of previous investment in product and market expansion, achieving record revenues and increased customer base and market diversification. While revenues from the Company's largest customer, Rubbermaid Incorporated ("Rubbermaid") recovered from the depressed levels in the prior year, volume continues to trend below historical averages. Nevertheless, Decora's expansion efforts, particularly internationally, have enabled the Company to more than overcome this trend and to generate record sales levels. Additionally, Decora continues to redefine its product offering to Rubbermaid and has initiated new programs with Rubbermaid in market segments outside of traditional housewares in order to recapture sales from consumer buying habits which are changing with the evolution of retailing (i.e. the expansion of "category killers", etc.). Management continues to emphasize growth in its mix of products and penetration of new markets beyond its mature core product line.

From a financial point of view, the Company completed several financing transactions during fiscal 1997. In June 1996 it completed the restructuring of the warrants which the Company's subordinated lender, CIGNA Investments ("CIGNA"), held for 20% of the stock of the Company's Decora subsidiary. Such warrants were exchanged for a note and common stock of the Company and thereby removed the "put" obligation which the lender had for such warrants beginning in April 1997. Subsequent to the exchange, two long term, senior debt borrowings were completed which enabled the Company to retire $5,100,000 of the subordinated debt owed to CIGNA, including the note issued in the warrant exchange. The Company also extended its revolving line of credit facility and added an additional facility specifically structured to support the Company's growing international sales activities (see "Liquidity and Capital Resources" below).

RESULTS OF OPERATIONS

FISCAL 1997 VS. FISCAL 1996

Revenue of the Company was $41,082,000 for the year ended March 31, 1997 compared to $38,828,000 for the year ended March 31, 1996, an increase of 6%. This increase resulted from significant growth in sales of decorative products to international customers, as well as increased sales to the Company's principal customer, Rubbermaid. In the prior year, sales to Rubbermaid had been negatively impacted by inventory consolidation and shipment delays related to the acquisition and installation of finish packaging operations in the Company's Fort Edward facility. The prior year also reflected lower per unit revenue during the first quarter, prior to the start-up of such new operations, in comparison to the full year of such operations during the current period. While sales to Rubbermaid increased $1,407,000, or 4%, over the prior year amount, unit shipment volumes during the year decreased by 1% and remained below historical averages. The Company believes that this decline is partially a result of additional inventory reductions at Rubbermaid. In order to meet current retail market demands for minimal inventory levels and just-in-time demand scheduling, Decora and Rubbermaid are working together to implement a pull-system ordering methodology for the Company's products. As a result additional inventory is anticipated to be removed throughout the entire manufacturer-to-retailer supply chain during the first half of fiscal 1998. Such inventory reductions may impact the Company's shipment volumes during this period. Other factors may include competition from alternative non-adhesive shelf lining products in this segment which Management is working to counteract with Rubbermaid with the introduction of re-merchandised products targeted for specific consumer needs in new market segments such as stationery, office supply and crafts.

Revenue from international sales of self-adhesive decorative products was $4,465,000, an increase of $2,204,000 over the prior year. The majority of this increase was derived from the export of products for sale in the European market in addition to increased volume of products sold to other international markets. Revenue from proprietary non-core decorative products such as thin film and industrial products for the year ended March 31, 1997 was $1,166,000 lower than in the same period last year as certain redesigned decorative products were not introduced into the market until January 1997, when the Company introduced its Decora Tile Art(TM), Decora Wall Art(TM) and Decora Glass Art(TM) programs at the International Housewares Show in Chicago. The Company also continues to focus on negotiating long term license agreements with potential third party licensees for its Wearlon(R) liquid coatings, rather than on direct distribution of such coatings into the industrial specialty coatings market.

Gross profit for the year ended March 31, 1997 was $10,579,000, or $5,000 lower than the prior year's gross profit of $10,584,000. The Company's gross profit margin was 25.8% during fiscal 1997, or 1.5% lower than the prior year's margin of 27.3% reflecting the full year's impact of increased depreciation and amortization expenses in cost of goods sold related to the manufacturing expansion completed in September 1995 of the prior year as well as changes in product mix. The gross profit margin was also impacted by the ramp-up of the new international program whereby shorter production runs and related inefficiencies were required to support product shipments. Other contributing factors to the change in gross margin were changes in production volume and product mix. Management anticipates that average gross profit margins will be at similar levels over the near term while there are likely to be quarterly fluctuations based on changes in production and sales volume.

Marketing, general and administrative expenses were $5,853,000 during fiscal 1997, or $623,000 lower than the prior year's expenses of $6,476,000. This reduction reflects the impact of cost saving measures which were implemented during the last four months of fiscal 1996, including the early retirement program which resulted in a one-time charge of $282,000 to the prior year's expense. Lower expenditures also resulted from reduced research and development expense as the Company continues to shift its emphasis from pure development to the sale of commercialized products. As a result of the above changes, operating income for the year ended March 31, 1997 increased to $4,726,000 from $4,108,000 during the prior year.

Net income for the fiscal year ended March 31, 1997 was $3,566,000, or $0.10 per share, an increase of $647,000 over the prior year's net income of $2,919,000, or $0.09 per share. Interest expense was $2,319,000 for the year ended March 31, 1997 versus $2,675,000 in the prior year, a decrease of $356,000. Such decrease resulted from reduced borrowings and reduced interest rates on new borrowings which were used to refinance pre-existing, higher cost obligations. Income from continuing operations was also impacted favorably by a tax benefit of $1,159,000 resulting from net operating loss carry forwards which had previously been partially reserved for (see Note 8 to the financial statements). The continued profitability of the Company has resulted in the recognition of the remaining benefit under accounting principles applicable to the Company's net operating loss carry forwards. As a result, while cash taxes paid are anticipated to remain below normal corporate rates as the net operating loss carryforwards are utilized, current income tax expense to be recognized for financial reporting purposes is anticipated to increase to approximately 25%-35% of pretax income with a corresponding reduction in net income as a percent of revenue.

For the fourth quarter of fiscal 1997, revenues were $8,507,000 versus revenues of $9,379,000 in the prior year's fourth quarter. This decline of 9% primarily is the result of an 12% reduction in revenues from its most significant customer, Rubbermaid. Management believes that such decline was partially due to inventory reductions at Rubbermaid's main distribution facility reflecting an on-going program to implement pull-system inventory management. Such inventory reductions are scheduled to continue through the second quarter of fiscal 1998 and are likely to negatively impact the Company's revenues through that period. Reduced sales to Rubbermaid were partially offset by a 74% increase in international sales of decorative products which increased from $639,000 during the fourth quarter of fiscal 1996 to $1,112,000 during the fourth quarter of fiscal 1997. Gross profit during the fourth quarter of fiscal 1997 was $2,534,000 versus gross profit of $2,636,000 reflecting the impact of lower sales volume which was partially offset by changes in product mix for the same quarter in fiscal 1996. Reduced marketing, general and administrative expenses and reduced interest expense offset lower gross profit resulting in an increase of pre-tax income from $243,000 for the fourth quarter of fiscal 1996 to $403,000 for the fourth quarter of fiscal 1997. A lower tax benefit resulted in net income for the last quarter of fiscal 1997 of $1,562,000 versus net income for the fourth quarter of fiscal 1996 of $1,773,000.

The Company's near term growth is anticipated by Management to come primarily from increased product sales to international markets, the sale of proprietary self-adhesive decorative thin film products and the introduction and sale of new self-adhesive products to the stationery and arts & crafts markets. In the near term, such growth may be partially offset by continued price pressure and inventory reductions at Rubbermaid which are anticipated to continue through September 1997. Longer term growth is also anticipated to be derived from these products as well as from sales of Wearlon(R) liquid coatings both in the industrial maintenance and other niche markets and from sales of new products being developed for Rubbermaid and the do-it-yourself marketplace. The Company is also actively pursuing strategic acquisitions that may further contribute to growth and enhance its market position.


FISCAL 1996 VS. FISCAL 1995

Revenue of the Company was $38,828,000 for the year ended March 31, 1996 compared with $40,414,000 in the prior year. Several factors contributed to the reduction in revenue which were related solely to Decora's core business customer, Rubbermaid, while the decline was partially offset by advances in new business areas. Most significant was the decline in orders from Rubbermaid as a result of its absorption of buffer inventories of products purchased from Decora which were no longer required as a result of the integration of product finishing operations at Decora's Fort Edward facility. In addition to inventory reductions at Rubbermaid associated with the operational consolidation, continuing efforts by Rubbermaid to reduce overall inventory levels negatively impacted Decora's order levels during the recent year. The reduced volume of products sold to Rubbermaid also resulted from Rubbermaid's move to focus on Con-Tact(R) shelving and decorative products for the housewares market and to discontinue non-housewares specialty products, including Decora's Cushion(TM) products, FabriArt(TM) self-adhesive textile products and KidScape(TM) juvenile border and mural products. While Decora now has the ability to take these products to new distribution channels, in the short term, reduced sales of such products to Rubbermaid during fiscal 1996 resulted in $1.6 million lower sales from the levels experienced in the prior year's period. All of these factors contributed to an 18% reduction in unit volume of products sold to Rubbermaid during fiscal 1996 versus the prior year. Such decline was partially offset by the additional value added to the products by the operational consolidation since June 1995 and volume related price adjustments pursuant to the Manufacturing Agreement with Rubbermaid, resulting in a net revenue decline of 7% with Rubbermaid.

Revenue from international sales of self adhesive decorative products for the year ended March 31, 1996 increased by $1,131,000, or 100%, over the same period in the prior year primarily as a result of significantly increased sales of Decora's new European line to its distribution partner, Friedola, primarily during the third and fourth quarters of the year. Such products were successfully reintroduced at the Heimtextil trade fair in January 1996 and Decora received additional reorders for such products during the first quarter of fiscal 1997.

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

Revenues from industrial products for fiscal 1996 were $563,000, or $374,000 lower than for the same period in the prior year, primarily the result of a $570,000 reduction in revenue from the discontinuance of a release liner product line in September 1994. This decline, in addition to a decline in revenues of Decora's Cobra(R) tape line, was partially offset by an increase in sale of Wearlon(R) liquid coating sales and sales of other industrial products.

Gross profit for year ended March 31, 1996 was $10,584,000, or $1,032,000 lower than the prior year's gross profit of $11,616,000. The Company's gross margin percentage declined from 28.7% in the prior year to 27.3% in fiscal 1996 as a result of installation costs and start-up inefficiencies of the new manufacturing operations, reduced overall manufacturing volumes relative to fixed costs and the inclusion of certain expenses in costs of goods sold which had been classified as developmental expenses in the prior year. The impact of reduced volumes was partially offset by volume price adjustments pursuant to the Manufacturing Agreement. Gross margins were impacted by many factors including production volume, product mix, changes in raw material prices and product pricing.

Marketing, general and administrative expenses were $6,476,000 during fiscal 1996, or $1,245,000 lower than the prior year's expenses of $7,721,000, primarily as a result of lower research and product development expenditures, the transition of certain new product processes from the developmental stage in the prior year to ordinary costs of goods sold in the current year and workforce reduction. Marketing, general and administrative expenses during the fiscal year ended March 31, 1996 also include a one-time charge of $282,000 related to an early retirement program which was accepted by twelve of the Company's employees. The charge represents the present value of future benefits and payments to be made to the retired employees over a 70-month time period and management anticipates that Decora will achieve approximately $1,000,000 in net savings over the same period as a result of the program. To further reduce costs in the face of lower business volume during the fourth quarter of fiscal 1996, management implemented a workforce reduction. Research and development activities were at lower levels than in previous years as management has now placed more focus on the sale and marketing of products derived from Decora's established technologies. As a result of the above changes, operating income for the fiscal year ended March 31, 1996 increased to $4,108,000 from $3,895,000 during the prior year.

Income from continuing operations for the fiscal year ended March 31, 1996 was $2,919,000 versus $2,408,000 for the same period in the prior year. Interest expense increased $17,000 over the prior year primarily as a result of a $217,000 increase in the accrual for the warrants in subsidiary which was credited to interest expense. Such increase was partially offset by favorable borrowing rates. Income from continuing operations was impacted favorably by a tax benefit of $1,500,000 resulting from net operating loss carry forwards which had not previously been given value on the Company's financial statements (see
Note 8 to the financial statements). The final disposition of non-core subsidiaries and the historical profitability of continuing operations resulted in the recognition of this benefit under accounting principles applicable to a portion of the Company's net operating loss carry forwards. No loss from discontinued operations was recorded during the year ended March 31, 1996 resulting in net income for the year ended March 31, 1996 of $2,919,000, or $0.09 per share, versus $1,111,000, or $0.04 per share, for the year ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital as reflected on its consolidated balance sheet increased from $1,460,000 as of March 31, 1996 to $6,253,000 as of March 31, 1997. Accounts receivable increased $2,017,000 reflecting additional receivables related to international sales, receivables associated with contractual year-end price adjustments with Decora's largest customer and significant product shipments during March 1997. Inventories decreased by $564,000 reflecting the impact of the March shipments noted above and prepaid and other current assets increased $205,000. Accounts payable increased by $140,000 reflecting purchases of raw materials required to fulfill significant March orders while accrued liabilities decreased $280,000. Current portion of long term debt decreased by $3,500,000 reflecting the extension of Decora's revolving line of credit facility until August 1998.

Consolidated cash balances as of March 31, 1997 were $243,000 which are limited by certain security agreements and debt covenants as to use. The holding company therefore has limited cash resources. During recent fiscal periods, the Company and its subsidiaries generated cash from operations which was utilized primarily to fund working capital requirements and repay debt. During fiscal 1997, Decora generated positive operating cash flow, while the holding company was funded through management fees and from the proceeds of notes receivable.

In connection with the acquisition of the Decora division by the Company in April 1990, Decora issued $7,000,000 principal amount of subordinated notes, of which $2,500,000 was due April 15, 1995 and $1,500,000 on each April 15 thereafter through 1998. The lender (CIGNA) and Decora agreed to extend the first payment until April 15, 1997 at which time a total of $3,500,000 was due with the remaining balance of $3,500,000 due on April 15, 1998. These notes had been issued with warrants which included certain put features which may have been payable in May 1997. On June 28, 1996, the Company and CIGNA exchanged such warrants for a non-interest bearing two-year note in the amount of $1,000,000 and 1,000,000 shares of the Company's common stock. If the note had not been repaid prior to April 15, 1997, the amount due would increase by 20% and if the shares of common stock do not have a market value of at least $3.00 per share as of April 15, 1998, the Company will issue additional shares to make up any deficiency. Utilizing the proceeds from the financings described below as well as its operating cash flow and availability under its line of credit, during the year ended March 31, 1997, the Company repaid CIGNA a total of $5,100,000 including pre-payment of the $1,000,000 note due April 15, 1998. As such, the Company did not have to pay the 20% premium noted above.

In August 1996, Decora renewed its $6,000,000 revolving line of credit until August 31, 1998. As of March 31, 1997, the outstanding balance of this facility was $2,907,000.

In November 1996, Decora borrowed $2,460,000 through the issuance of tax exempt industrial development revenue bonds due in 2004, the net proceeds of which were used to repay the Company's line of credit which had been used as a temporary funding vehicle for the Company's packaging expansion project. These bonds were credit enhanced through a letter of credit provided by the Company's primary senior lender and bear interest at a rate which is adjusted weekly based on the marketability of such tax-exempt, credit enhanced bonds. Initial level principal payments begin in November 1997. The line of credit availability noted above was used to repay, in advance, $2,800,000 of the $3,500,000 due to CIGNA in April 1997.

In March 1997, Decora completed a $4,354,000 senior debt financing comprised of a five year, $3,354,000 term loan and an additional $1,000,000 revolving line of credit facility. Proceeds of the term loan were used to repay CIGNA Investments the remaining $700,000 which had been due on April 15, 1997, for early retirement of $600,000 of the $3,500,000 due to CIGNA on April 15, 1998 and for repayment of the $1,000,000 note noted above. In addition to repaying CIGNA, $700,000 of the term loan provides funds to help the Company complete its fiscal 1998 capital expenditure program and the remaining $354,000 refinanced the remaining balance of an existing term loan with the bank. The term loan matures in May 1999 and bears interest at a floating rate. Contemporaneously with the execution of this financing, the Company executed an interest rate swap transaction which effectively fixed the interest rate for both of the Company's bank term loans at 8.58% until May 1999. In addition to its existing line of credit, the Company also established a $1,000,000 revolving line of credit facility specifically tailored for the Company's increasing export activities which was unused as of March 31, 1997.

Capital expenditures for the year ended March 31, 1997 were $489,000, which was lower than historical levels. While the Company continues to make capital improvements, several projects which had been scheduled for the year ended March 31, 1997 were postponed until fiscal 1998 as a result of additional planning and design work required prior to executing certain projects. The Company anticipates spending approximately $1,200,000 on capital projects during the fiscal year ending March 31, 1998.

Future cash flow requirements of the Company will be satisfied through existing cash balances, operations and available funds under the Company's credit facilities. Additionally, Management believes that it will be able to raise any additional funds which may be required in order to repay the remaining $2,900,000 which is due CIGNA on April 15, 1998 and the convertible note in the amount of $1,500,000 which is due in May 1998.


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

                        DIRECTORS AND EXECUTIVE OFFICERS

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth certain biographical information, present occupation, and business experience for the past five years of each director and executive officer, including those persons nominated to serve on the Board of Directors:


                                                                         Year First
                                                                           Became
       Name                    Age              Position                  Director
       ----                    ---              --------                  --------

Nathan Hevrony                 45     Director, Chairman,                   1988
                                      Chief Executive Officer

Roger Grafftey-Smith           65     Director                              1988

Gabriel Thomas                 55     Director                              1991

Stephen H. Verchick            56     Director                              1993

Ronald A. Artzer               53     Director                              1994

Timothy N. Burditt             42     Executive Vice President,              -
                                      Administration and Finance,
                                      Secretary

Richard A. DeCoste             58     Executive Vice President,              -
                                      Decora Industries; Director of
                                      Manufacturing, Decora, Incorporated

Frank J. Nolfi, Jr             65     Vice President-Finance,                -
                                      Decora, Incorporated

John F. Tattersall             39     Chief Operating Officer,               -
                                      Decora, Incorporated

DIRECTORS

NATHAN HEVRONY. Mr. Hevrony has served as a director and secretary of the Company since August 1988. He was elected Chief Executive Officer and Chairman of the Board during Fiscal 1990. He was a Director of two publicly traded companies, Consolidated Packaging Corporation and Marcom Telecommunications, Inc. until June 1988 while he was employed as a Director of Planning and Development at Corporate Data Sciences, a publically traded company, from June 1986 to June 1988.

ROGER GRAFFTEY-SMITH. Mr. Grafftey-Smith has served as a director of the Company since August 1988 and has been a managing partner of Grafftey-Smith & Associates, an international financial consulting firm, since 1981. Mr. Grafftey-Smith also serves as a director of Americanino Capital Corporation, a publicly-traded corporation.

GABRIEL THOMAS. Mr. Thomas has served as a director of the Company since June 1991. He has served as President and Director of Unilab Corporation since December 1989. During the period from 1986 to 1991, Mr. Thomas was a consultant in international marketing and management. In 1985 and 1986, he was a consultant to Frankfurt Consult, the mergers and acquisitions subsidiary of BHF Bank, Frankfurt, Germany.

STEPHEN H. VERCHICK. Mr. Verchick was elected to the Board of Directors in October 1993. He has been engaged in the private practice of law as President of Stephen H. Verchick & Associates, Professional Corporation, in Beverly Hills, California, for the past 24 years. Mr. Verchick is also President of Warner Capital Associates, a Los Angeles based venture capital firm.

RONALD A. ARTZER. Mr. Artzer was elected to the Board of Directors in May 1994. In March 1994, Mr. Artzer became President and Chief Executive Officer of SoPakCo Foods, a food processing and packaging company. From 1991 to 1993, Mr. Artzer served as President and Chief Executive Officer of Design Foods, a Division of Sara Lee Corporation. From 1988 to 1991, he was President of STP Consumer Services, Inc., a subsidiary of First Brands Corporation. From 1984 to 1988, he was President of Toddle House Restaurants, Inc., a subsidiary of Carson Pirie Scott & Company. Prior thereto, he served in various Executive Officer capacities of Sambo's Restaurants, Pepsi-Cola Company and General Foods Corporation.

Directors of the Company hold office until the next annual meeting of shareholders, until successors are elected and qualified or until their earlier resignation or removal.


EXECUTIVE OFFICERS

TIMOTHY N. BURDITT. Mr. Burditt was named Executive Vice President, Administration and Finance in April 1993 and was named Secretary in August 1993. From 1991 until his employment with the Company, Mr. Burditt was President and Chief Operating Officer of Monitor Television, Inc., a Boston area cable and broadcasting television station and worldwide shortwave radio network. Prior to his employment with Monitor, Mr. Burditt was Vice President, Investment Banking, of Fleet Associates, Inc., an investment banking firm, from 1988 through 1991, Senior Associate for Investment Banking for the First Boston Corporation from 1986 to 1987 and held various positions with GE Capital, Inc. from 1983 to 1986.

JOHN F. TATTERSALL. Mr. Tattersall was named Chief Operating Officer of the Company's Decora, Incorporated subsidiary in June 1995. From 1984 until his employment with Decora, Incorporated, Mr. Tattersall held several key executive positions with General Electric Company, including Business Manager from 1991 to 1995 and Product Manager from 1989 to 1991.

RICHARD A. DECOSTE. Mr. DeCoste was named Director of Manufacturing in December 1995. He had joined the Company as President of the Company's Decora, Incorporated subsidiary in January 1993. In February 1994, Mr. DeCoste became President of its Consumer Decorative Products Group. In November 1994, he became Executive Vice President of the Company. From 1989 through 1991, Mr. DeCoste was President of Plural Technologies, a manufacturer of commercial coatings. In addition, he has owned DeCoste Remodeling/Design, a building materials company, since 1987.

FRANK J. NOLFI, JR. Mr. Nolfi has served as Vice-President Finance of the Company's Decora, Incorporated subsidiary since the Company's acquisition in April 1990. He served in the same position for the Uniglass Industries division of the prior owner, United Merchants and Manufacturers, Inc.

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

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors convened four formal meeting during fiscal 1997. In addition, the Board took action numerous times during the fiscal year by unanimous written consent. Management confers frequently with its directors on an informal basis to discuss Company affairs.

The Board of Directors has two standing committees: an Audit Committee and a Compensation Committee. The Board does not have a Nominating Committee.

The function of the Audit Committee is to review and approve the selection of and all services performed by the Company's independent accountants, to meet and consult with, and to receive reports from, the Company's independent accountants and its financial and accounting staff and to review and act or report to the Board of Directors with respect to the scope of audit procedures, accounting practices, and internal accounting and financial controls of the Company. The current members of the Audit Committee are Roger Grafftey-Smith, Gabriel Thomas, Stephen Verchick and Ronald Artzer. The Audit Committee held one meeting during fiscal 1997 and took action by written consent.

The Compensation Committee is generally authorized to review and recommend to the Board the compensation to be paid to the Company's principal officers and to administer the Company's 1987 Stock Option Plan. The current members of the Compensation Committee are Ronald Artzer (Chairman), Gabriel Thomas, Stephen Verchick and Roger Grafftey-Smith. The Compensation Committee held two meetings during fiscal 1997 and took action several times by written consent.


COMPENSATION OF DIRECTORS

Directors are paid $2,500 for each Board meeting and $500 for each committee meeting which they attend. Directors may also receive stock options under the Company's 1987 Stock Option Plan or by other grant by the Company. The Company reimburses directors for reasonable expenses incurred in connection with their attendance at meetings and other Company related functions.

ITEM 11.  EXECUTIVE COMPENSATION

The tables and discussion below set forth information about the compensation awarded to, earned by or paid to the Company's Chief Executive Officer and to its most highly compensated executive officers during the fiscal years ended March 31, 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION        LONG-TERM COMPENSATION
                                              -------------------------     ----------------------
                              FISCAL
NAME AND PRINCIPAL POSITION    YEAR           SALARY(1)           BONUS          STOCK OPTIONS
---------------------------    ----           ---------           -----          -------------

Nathan Hevrony                 1997          $185,000(4)         $40,000                -
Chief Executive Officer        1996          $185,000(4)              -                 -
                               1995          $180,000            $25,000           400,000(2)

Timothy N. Burditt             1997          $120,000            $15,000                -
Executive Vice President,      1996          $120,000            $15,000            25,000
Administration & Finance       1995          $ 90,000            $27,000                -

John F. Tattersall             1997          $130,000            $20,000                -
Chief Operating Officer,       1996          $ 99,000                 -            200,000(3)
Decora  Incorporated           1995               -                   -                 -

Richard A. DeCoste             1997          $125,000            $ 5,000                -
Director of Manufacturing,     1996          $125,000                 -                 -
Decora, Incorporated           1995          $128,000                 -                 -

(1) Messrs. Hevrony, Tattersall, and Burditt were compensated pursuant to employment agreements. See "Employment Agreements" below.

(2) The options vest as follows: 150,000 vest if the share price is $3.00 or more for 30 consecutive days and 250,000 shall vest if the share price is $4.00 or more for 30 consecutive days any time until May 31, 1998. None of these options are vested at this time.

(3) Options vest as follows: 50,000 on date of grant and 50,000 on each anniversary of date of grant over three years.

(4) The Company also paid the premium for term life insurance for the benefit of Mr. Hevrony of $17,665.


EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with Mr. Hevrony, its Chief Executive Officer which has been extended until May 31, 2000. The extended agreement provides for an annual salary of $197,500 and a cash bonus of up to $110,600 contingent on the amount of income from operations before taxes which is achieved by the Company. Mr. Hevrony was paid a $40,000 bonus for the fiscal year ended March 31, 1997. In addition, during August 1994, Mr. Hevrony received an option to purchase up to 400,000 shares at $2.00 per share. The options vest as follows: 150,000 vest if the share price is $3.00 or more for 30 consecutive days and 250,000 shall vest if the share price is $4.00 or more for 30 consecutive days any time until May 31, 1998. None of these options are vested at this time. The employment agreement shall terminate upon breach of a material term of the agreement or upon the permanent disability of Mr. Hevrony. In the event of termination without cause (as defined in such agreement), Mr. Hevrony is entitled to receive compensation for the remainder of the term of the agreement (through May 31, 2000) and an additional 24 month period.

The Company entered into a three-year employment agreement with Mr. Burditt which provides for a minimum annual compensation in the amount of $90,000 and an annual bonus of $27,000. In 1995, such agreement was modified to provide minimum annual compensation in the amount of $120,000 with an annual bonus subject to performance and the discretion of the compensation committee. This agreement was automatically renewed for a new three year term beginning June 1996. Upon termination without cause, Mr. Burditt is entitled to receive any earned but unpaid bonuses on a pro-rata basis, plus compensation in the amount of twelve months during the first year of the term, nine months compensation during the thirteenth to eighteenth months of the term and the lesser of six months or until the end of the term if terminated after the eighteenth month. Such agreement was extended to May 1999.

As of June 1, 1997, the Company entered into a three year employment agreement with Richard DeCoste, Decora Manufacturing's Vice President of Operations, which provides for annual compensation of $140,000. Upon termination without cause, Mr. DeCoste is entitled to receive compensation for the lesser of twelve months or the end of the term. As part of the employment agreement, Mr. DeCoste was granted an option to purchase 100,000 shares of the Company's common stock at $1.00 per share.

In June 1995, the Company entered into a three year employment agreement with Mr. Tattersall which initially provides for minimum annual compensation in the amount of $130,000. In addition, such agreement provides for an annual bonus of up to half his salary contingent upon certain performance criteria. Upon termination without cause, Mr. Tattersall is entitled to receive compensation for the greater of 12 months or the remainder of the term of his agreement.

                AGGREGATED MARCH 31, 1997 YEAR END OPTION VALUES

                                                                  VALUE OF UNEXERCISED
                          NUMBER OF UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                                AT FISCAL YEAR END                  AT FISCAL YEAR END
                          ----------------------------         -----------------------------

        NAME              EXERCISABLE    UNEXERCISABLE         EXERCISABLE  UNEXERCISABLE(3)
        ----              -----------    -------------         -----------  ----------------

Nathan Hevrony            750,000           400,000               $ -0-           $ -0-

Timothy N. Burditt        125,000(1)           -0-                $ -0-           $ -0-

Richard A. DeCoste         75,000(1)(2)        -0-                $ -0-           $ -0-

John F. Tattersall        100,000            100,000              $- 0-           $ -0-

----------

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

(3) Value of unexercised in-the-money options was calculated using the average of the bid and asked price for the Company's stock on March 31, 1997.

During fiscal 1997, none of the executive officers exercised any outstanding stock options. The only unexercised options held by such executive officers as of March 31, 1997, are shown in the table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of June 13, 1997, certain information with respect to the Common Stock of the Company which may be deemed to be beneficially owned by each stockholder who is known by the Company to own more than 5% of the outstanding Common Stock, by each director of the Company and by all directors and officers as a group.

     NAME AND                                                                                  PERCENT
    ADDRESS OF                           COMMON           OTHER                                   OF
 BENEFICIAL OWNER(1)                     STOCK          SECURITIES         TOTAL                CLASS
 -------------------                     -----          ----------         -----                -----

Nathan Hevrony                          753,750          750,000(2)      1,503,750               4.2%
1 Mill Street
Fort Edward, NY  12828

Gabriel Thomas                              -0-          512,000(2)        512,000               1.4%
1 Mill Street
Fort Edward, NY  12828

Roger Grafftey-Smith                    375,000          362,000(2)        737,000               2.1%
1 Mill Street
Fort Edward, NY  12828

Stephen H. Verchick                         -0-          175,000(2)        175,000                (4)
21550 Oxnard Street
Suite 300
Woodland Hills, CA  91367

Ronald A. Artzer                            -0-          150,000(2)        150,000                (4)
315 Mullins Street
Mullins, South Carolina  29574

Timothy N. Burditt                          -0-          125,000(2)        125,000                (4)
1 Mill Street
Fort Edward, NY 12828

John F. Tattersall                          -0-          100,000(2)         50,000                (4)
1 Mill Street
Fort Edward, NY 12828

Richard A. DeCoste                          -0-          175,000(2)        175,000                (4)
1 Mill Street
Fort Edward, NY 12828

Frank J. Nolfi, Jr.                         -0-              -0-             -0-                  (4)
1 Mill Street
Fort Edward, NY  12828

Robert W. Johnson, IV(6)            2,006,325(3)       1,207,353(2)(5)   3,213,678               9.0%
The Johnson Company
630 Fifth Avenue, Suite 918
New York, NY 10111

All directors and officers as
a group including the named
persons (9 persons)                 1,128,750          2,349,000         3,477,750               9.7%


(1) Unless otherwise indicated, each person included in the table has sole investment power and sole voting power with respect to the securities beneficially owned.

(2) The amounts shown reflect shares of common stock underlying stock options, convertible notes or warrants which are exercisable within 60 days of June 13, 1997.

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

         4.1      Certificate of Incorporation (see Exhibits 3.1-3.2).

         4.2      Form of Specimen Certificate.

(10)   Material Contracts

         10.1     Utilitech, Incorporated, 1987 Stock Option Plan.(1)

         10.2 Management Agreement dated as of April 18, 1990 by and between Utilitech and Decora, Incorporated.(2)

         10.3 Loan and Security Agreement dated as of April 18, 1990 by and between Decora, Incorporated, Utilitech and Norstar Bank of Upstate NY ("Norstar").(2)

         10.4 Secured Revolving Line of Credit Agreement dated as of April 18, 1990 by and between Decora, Incorporated and Norstar.(2)

         10.5 Form of Warrant to Purchase Common Stock of Decora, Incorporated expiring April 15, 1998 dated as of April 18, 1990 by and between Decora and CIGNA Mezzanine Partners II, L.P., CIGNA Property and Casualty Insurance Company and Zande and Co.(2)

         10.6 Forms of 14% Senior Subordinated Notes due April 15, 1998 dated as of April 18, 1990 in the amounts of $3,206,480.21, $1,327,732.26, $1,138,055.27 and $1,327,732.26 to CIGNA
                  Mezzanine Partners II, L.P., CIGNA Property and Casualty Property and Casualty Insurance Company and Zande and Co.(2)

         10.7 Securities Purchase Agreement dated as of April 15, 1990 by and between Utilitech, Decora, Incorporated and Purchasers of 14% Senior Subordinated Notes due 1998 and Warrants to Purchase Common Stock of Decora, Incorporated.(2)

         10.8 Option Agreement dated as of January 7, 1992, by and between Utilitech, Incorporated and Nathan Hevrony.(4)

         10.9 Option Agreement dated as of January 7, 1992, by and between Utilitech, Incorporated and Roger Grafftey-Smith.(4)

         10.10 Option Agreement dated as of January 7, 1992, by and between Utilitech, Incorporated and Gabriel Thomas.(4)

         10.11 Note and Warrant Purchase Agreement by and between Decora Industries, Inc. and Robert W. Johnson IV, dated November 3, 1992.(5)

         10.12 Convertible Negotiable Promissory Note by and between Decora Industries, Inc. and Robert W. Johnson IV, dated November 3, 1992.(5)

         10.13 Series A Warrant to Purchase Common Stock of Decora Industries, Inc., dated November 3, 1992 issued to Robert W. Johnson IV.(5)

         10.14 Series B Warrant to Purchase Common Stock of Decora Industries, Inc., dated November 3, 1992 issued to Robert W. Johnson IV.(5)

         10.15 Form of Option Agreement dated as of January 11, 1993, by and between Richard A. DeCoste and the Company.(6)

         10.16 Employment Agreement, dated as of July 1, 1993, by and between the Company and Timothy N. Burditt.(6)

         10.17    1988 Employee Stock Purchase Plan.(6)

         10.18 Second Amendment to Secured Revolving Line of Credit Agreement dated as of July 29, 1993 by and between Decora and Fleet Bank of New York (successor to Norstar).(7)

         10.19 Labor Agreement, effective June 9, 1992, by and between Decora, Incorporated and Local #13 United Paperworkers International Union.(7)

         10.20 Promissory Note in the amount of $8,500,000 by and between Decora, Incorporated and Fleet Bank of New York dated July 20, 1994.(7)

         10.21 Amendment No. 1 to Loan and Security Agreement between Decora, Incorporated and Fleet Bank of New York dated July 20, 1994.(7)

         10.22 Promissory Note in the amount of $1,000,000 by and between Decora, Incorporated and Fleet Bank of New York dated July 20, 1994.(7)

         10.23 Loan and Security Agreement in the amount of $1,000,000 by and between Decora, Incorporated and Fleet Bank of New York dated July 20, 1994.(7)

         10.24 Revolving Line of Credit Note in the amount of $6,000,000 by and between Decora, Incorporated and Fleet Bank of New York dated July 20, 1994.(7)

         10.25 Third Amendment to Secured Revolving Line of Credit Agreement by and between Decora, Incorporated and Fleet Bank of New York dated July 20, 1994.(7)

         10.26 Warrant to Confidesa AG to Purchase 100,000 Shares of Common Stock dated June 29, 1993.(7)

         10.27 Form of Warrant to Confidesa AG to Purchase 50,000 shares of Common Stock dated June 1994.(7)

         10.28 Amendment to Securities Purchase Agreement dated as of July 19, 1994 by and between Decora, Incorporated and CIGNA Mezzanine Partners, Inc., CIGNA Property and Casualty and Insurance Company of North America.(7)

         10.29 Promissory Note in the amount of $6,000,000 dated as of July 20, 1994 by and between Decora Industries as borrower and Decora, Incorporated as lender.(7)

         10.30 Form of Option Agreement dated as of July 5, 1994 by and between Decora Industries, Inc. and Stephen Verchick.(7)

         10.31 Form of Option Agreement dated as of July 5, 1994 by and between Decora Industries, Inc. and Ronald Artzer.(7)

         10.32 Form of Option Agreement dated as of August 15, 1994 by and between Decora Industries, Inc. and Nathan Hevrony.(8)

         10.33 Secured Promissory Note I dated as of March 31, 1995 in the amount of $850,000 by and between ComTel Systems Corporation, as Debtor, and ComTel Industries, Inc., as Lender.(10)

         10.34 Secured Promissory Note II dated as of March 31, 1995 in the amount of $710,000 by and between ComTel Systems Corporation, as Debtor, and ComTel Industries, Inc., as Lender.(10)

         10.35 Amendment to Securities Purchase Agreement dated as of April 1, 1995, by and among Decora, Incorporated and CIGNA Mezzanine Partners II, L.P., CIGNA Property and Casualty Insurance Company and Insurance Company of North America.(10)

         10.36 Manufacturing Agreement dated April 12, 1995 by and among Decora Industries, Inc., Decora, Incorporated and Rubbermaid Incorporated.(10)(11)

         10.37 Employment Agreement dated June 28, 1995 by and between John Tattersall and Decora, Incorporated.(10)

         10.38 Option Agreement dated June 28, 1995 by and between John Tattersall and Decora Industries, Inc.(10)

         10.39 Option Agreement dated July 6, 1995 by and between Gabriel Thomas and Decora Industries, Inc.(10)

         10.40 Amended and Restated Note and Warrant Purchase Agreement by and between Decora and Johnson.(12)

         10.41 Amended and Restated Convertible Negotiable Promissory Note in the amount of $1,500,000 by and between Decora as payor and Johnson as holder.(12)

         10.42 Series C Warrant to Purchase Common Stock of Decora Industries, Inc.(12)

         10.43 Business Purpose Note dated January 24, 1996 in the amount of $650,000 by and between Decora Industries, Inc. as payor and Fleet Bank.(13)

         10.44 Promissory Note dated September 20, 1995 in the amount of $375,000 by and between Decora, Incorporated as the borrower and the Washington County Local Development Corporation.(13)

         10.45 Loan Agreement dated September 20, 1995 between Decora, Incorporated and the Washington County Local Development Corporation.(13)

         10.46 Form of Amendment No. 3 to the Securities Purchase Agreement dated as of March 31, 1996 by and among Decora, Incorporated, CIGNA Mezzanine Partners, Inc., CIGNA Property and Casualty and Insurance Company of North America.(13)

         10.47 Form of Exchange Agreement dated March 31, 1996 by and among Decora, Incorporated, CIGNA Mezzanine Partners, Inc., CIGNA Property and Casualty and Insurance Company of North America.(13)

         10.48 Form of Loan and Security Agreement amendment no. 2, dated August 13, 1996, by and among Decora, Incorporated, as Borrower, the Company, as Corporate Guarantor and Fleet Bank as Lender.(14)

         10.49 Form of Restated Promissory Note dated August 13, 1996 by and between Decora, Incorporated and Fleet Bank.(14)

         10.50 Form of Official Statement of Counties of Warren and Washington, New York, Industrial Development Agency $2,460,000 Tax-exempt Industrial Development Revenue Bonds (Decora, Incorporated Project), Series 1996.(15)

         10.51 Form of Line of Credit Note dated March 27, 1997 by and between Decora, Incorporated and Fleet Bank.

         10.52 Form of Consolidated and Restated Promissory Note dated March 27, 1997 by and between Decora, Incorporated and Fleet Bank.

         10.53 Form of Amended and Restated Term Note dated March 27, 1997 by and between Decora, Incorporated and Fleet Bank.

         10.54 Form of Employment Agreement dated as of June 1, 1997 by and between Decora Industries, Inc. and Nathan Hevrony.

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

         (13) Previously filed as Exhibit to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996.

         (14) Previously filed as Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended September 30, 1996

         (15) Previously filed as Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1996.



(b)      REPORTS ON FORM 8-K

                  None

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       DECORA INDUSTRIES, INC.


                                       By: /s/ Nathan Hevrony
                                           --------------------------------
                                           Nathan Hevrony
                                           Chief Executive Officer

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         Signature                        Title                            Date
         ---------                        -----                            ----


/s/ /Roger Grafftey-Smith             Director                         June 25, 1997
----------------------------
  Roger Grafftey-Smith


/s/ Gabriel Thomas                    Director                         June 25, 1997
----------------------------
   Gabriel Thomas


/s/ Nathan Hevrony                    Chief Executive Officer          June 25, 1997
----------------------------          and Director (Principal
   Nathan Hevrony                     Executive Officer)



/s/ Stephen H. Verchick               Director                         June 25, 1997
----------------------------
   Stephen H. Verchick


/s/ Ronald A. Artzer                  Director                         June 25, 1997
----------------------------
   Ronald A. Artzer


/s/ Timothy N.Burditt                 Executive Vice President,        June 25, 1997
----------------------------          Administration and Finance
   Timothy N. Burditt                 (Principal Financial and
                                      Accounting Officer)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES




Financial Statements                                                         Page
--------------------                                                         ----


The following Consolidated Financial Statements of Decora Industries, Inc. and Report of Independent
     Accountants are filed as part of this report:

Report of Independent Accountants                                             F-2

Consolidated Balance Sheet as of March 31, 1997 and 1996                      F-3

Consolidated Statement of Income for the Years
     Ended March 31, 1997, 1996 and 1995                                      F-5

Consolidated Statement of Cash Flows for the Years
     Ended March 31, 1997, 1996 and 1995                                      F-6

Consolidated Statement of Changes in Shareholders' Equity
     for the Years Ended  March 31, 1997, 1996 and 1995                       F-7

Notes to Consolidated Financial Statements                                    F-8


Financial Statement Schedule for the three years ended March 31, 1997

Schedule II - Valuation and Qualifying Accounts                               F-22

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Decora Industries, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Decora Industries, Inc. and its subsidiaries at March 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

New York, New York
June 9, 1997

Decora Industries, Inc.

Consolidated Financial Statements
--------------------------------------------------------------------------------
Amounts in 000's (except per share data)




                           CONSOLIDATED BALANCE SHEET

                                                               MARCH 31,
                                                       1997                1996
                                                    -----------         ----------

ASSETS

Current assets:
   Cash and cash equivalents                        $       243         $      188
   Accounts receivable, less allowance for
    doubtful accounts of $499 and $202 at
    March 31, 1997 and 1996, respectively                 6,168              4,151
   Inventories                                            5,439              6,003
   Prepaid expenses and other current assets                847                642
                                                    -----------         ----------


        Total current assets                             12,697             10,984

Property and equipment, net                               7,781              8,944

Notes receivable                                          1,468              1,758

Intangibles, net                                         10,924             11,342

Other non-current assets, net                               357                229

Deferred income taxes                                     4,227              2,900

                                                    -----------        -----------


        Total assets                                $    37,454        $    36,157
                                                    ===========        ===========


                                   (continued)


          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.

Consolidated Financial Statements
--------------------------------------------------------------------------------
Amounts in 000's (except per share data)


                           CONSOLIDATED BALANCE SHEET

                                                                                  MARCH 31,
                                                                         1997                1996
                                                                         ----                ----
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                  $     2,267          $     2,127
   Accrued liabilities                                                     1,867                1,587
   Current portion of long-term debt                                       2,310                5,810
                                                                     -----------          -----------


        Total current liabilities                                          6,444                9,524

Long-term debt                                                            16,507               14,489

Other non-current liabilities                                               -                     363
                                                                     -----------          -----------


        Total liabilities                                                 22,951               24,376
                                                                     -----------          -----------

Warrants in subsidiary                                                      -                   1,642
                                                                     -----------          -----------
Shareholders' equity:
   Preferred stock, $.01 par value; 5,000 shares
    authorized at March 31, 1997 and 1996                                   -                    -
   Common stock, $.01 par value; 45,000 shares authorized;
    35,469 and 34,429 shares issued and outstanding at
    March 31, 1997 and 1996, respectively                                    355                  344
   Additional paid-in capital                                             31,862               31,075
   Accumulated deficit                                                   (17,714)             (21,280)
                                                                     -----------          -----------


        Total shareholders' equity                                        14,503               10,139
                                                                     -----------          -----------

Commitments and contingencies
                                                                     -----------          -----------

        Total liabilities and shareholders' equity                   $    37,454          $    36,157
                                                                     ===========          ===========



          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.

Consolidated Financial Statements
--------------------------------------------------------------------------------
Amounts in 000's (except per share data)



                        CONSOLIDATED STATEMENT OF INCOME


                                                          YEAR ENDED MARCH 31,
                                                   1997          1996           1995
                                                --------      --------        --------

Net sales                                       $ 41,082      $ 38,828        $ 40,414

Cost of goods sold                                30,503        28,244          28,798
                                                --------      --------        --------

Gross profit                                      10,579        10,584          11,616

Marketing, general and administrative
 expense                                           5,853         6,476           7,721
                                                --------      --------        --------

Operating income                                   4,726         4,108           3,895

Interest expense                                   2,319         2,675           2,658
                                                --------      --------        --------

Income from continuing
 operations before income taxes                    2,407         1,433           1,237

Benefit from income taxes                         (1,159)       (1,486)         (1,171)
                                                --------      --------        --------

Income from continuing operations                  3,566         2,919           2,408
                                                --------      --------        --------

Discontinued operations:
    Loss from operations                            --            --              (875)
    Provision for discontinued operations           --            --              (422)
                                                --------      --------        --------
Loss from discontinued operations                   --            --            (1,297)
                                                --------      --------        --------
Net income                                      $  3,566      $  2,919        $  1,111
                                                ========      ========        ========

Income (loss) per common share:
    Continuing operations                       $   0.10      $   0.09        $   0.08
    Discontinued operations                         --            --             (0.04)
                                                --------      --------        --------

Net income per common share                     $   0.10      $   0.09        $   0.04
                                                ========      ========        ========

Average shares of common stock used in
 computation of income per share                  35,219        32,280          30,357
                                                ========      ========        ========

          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.

Consolidated Financial Statements
--------------------------------------------------------------------------------
Amounts in 000's (except per share data)


                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                     Year Ended March 31,
                                                               1997          1996          1995
                                                            ---------     ---------     ---------
Cash flows from operating activities:
    Net income                                              $   3,566     $   2,919     $   1,111
    Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                            2,249         1,222         1,623
       Amortization of debt discount                              195            83           489
       Loss on disposal of fixed assets                          --              98            75
       Stock issued for interest and services                    --              47           358
       Deferred income tax benefit                             (1,327)       (1,500)       (1,400)
       Accretion of put warrants                                 --             217          --
       Net changes in current assets and liabilities           (1,601)       (3,316)       (1,724)
       Increase (decrease) in net assets and liabilities
              of discontinued operations                         --            (601)        1,476
                                                            ---------     ---------     ---------

Net cash provided by (used in)
  operating activities                                          3,082          (831)        2,008
                                                            ---------     ---------     ---------

Cash flows from investing activities:
    Proceeds from sale of discontinued operations                --            --           1,090
    Reductions in (additions to) notes receivable                 290          (198)       (1,560)
    Cash of discontinued operations                              --            --            (180)
    Purchase of fixed assets                                     (489)       (2,699)         (920)
    Retirement of fixed assets                                   --             154          --
                                                            ---------     ---------     ---------

Net cash used in investing activities                            (199)       (2,743)       (1,570)
                                                            ---------     ---------     ---------

Cash flows from financing activities:
    Proceeds from additional borrowings                         5,814         3,823           226
    Repayment of debt                                          (8,362)       (1,420)         (875)
    Proceeds from exercise of stock options                        30          --              50
    Proceeds from issuance of common stock                       --             550          --
    Stock issued in connection with
     debt restructuring                                          --             500           150
    Payment of deferred financing costs                          (310)         --            --
                                                            ---------     ---------     ---------
Net cash provided by (used in)
 financing activities                                          (2,828)        3,453          (449)
                                                            ---------     ---------     ---------

Net increase (decrease) in cash                                    55          (121)          (11)
Cash at beginning of year                                         188           309           320
                                                            ---------     ---------     ---------

Cash at end of year                                           $   243       $   188       $   309
                                                            =========     =========     =========



          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.

Consolidated Financial Statements
--------------------------------------------------------------------------------
Amounts in 000's (except per share data)



            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                       COMMON STOCK
                                                  ----------------------
                                                                               ADDITIONAL
                                                                  PAR            PAID-IN        ACCUMULATED
                                                    SHARES       VALUE           CAPITAL          DEFICIT
                                                  ---------    ---------        ---------       -----------

Balance at March 31, 1994                            29,859    $     299        $  27,588        $(25,310)

   Interest paid in common shares                       258            2              180             --
   Conversion of debentures                             131            1              149             --
   Common shares issued in debt restructuring           125            1              149             --
   Stock options exercised                               50            1               49             --
   Common shares issued to
    settle outstanding obligations                      295            3              173             --
   Net income                                          --           --               --              1,111
                                                  ---------    ---------        ---------        ---------

Balance at March 31, 1995                            30,718          307           28,288          (24,199)


   Conversion of note payable                           574            6              344             --
   Common shares issued for
    interest and debt  restructuring                    900            9              538             --
   Common shares issued to
    settle outstanding obligations                    1,336           13            1,364             --
   Common shares issued in
     private placement                                  901            9              541             --
   Net income                                          --           --               --              2,919
                                                  ---------    ---------        ---------        ---------

Balance at March 31, 1996                            34,429          344           31,075          (21,280)


   Warrants exercised                                    40            1               29             --
   Common shares issued in warrant
     exchange                                         1,000           10              758             --
   Net income                                          --           --               --              3,566
                                                  ---------    ---------        ---------        ---------
Balance at March 31, 1997                            35,469    $     355         $ 31,862         $(17,714)
                                                  =========    =========        =========        =========


          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.

Notes to Consolidated Financial Statements





    1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Decora Industries, Inc. (the "Company") is a holding company primarily engaged in the development, manufacture and sale of consumer decorative products and of specialty industrial products, utilizing its proprietary pressure-sensitive, self-adhesive, release and protective technologies. The Company operates through its wholly-owned subsidiary, Decora, Incorporated. In April 1994, management decided to discontinue the operations of a second wholly-owned subsidiary, ComTel Industries, Inc. ("ComTel"), which manufactured, installed and serviced telecommunications equipment and systems (see Note 2). Accordingly, the continuing operations of the Company now comprise the various divisions of Decora, Incorporated, which constitutes a single business segment.

        BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Decora Industries, Inc., its operating subsidiary and its inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        FAIR VALUE OF FINANCIAL INSTRUMENTS
        The fair value of some investments are estimated based on quoted market prices for those or similar investments. For other investments for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. For fiscal years ending 1997 and 1996, there were no quoted market prices for the notes receivable. All financial instruments are held for purposes other than trading.

        A substantial majority of the Company' debt, in combination with interest rate swap agreements, bears current market rates of interest or is payable on demand. Accordingly, the carrying amount is considered a reasonable approximation of fair value.

        CASH AND CASH EQUIVALENTS
        The Company invests surplus cash in highly liquid debt instruments which have original maturities of less than three months and are considered to be cash equivalents.

        NET SALES
        Sales of products and services are recognized when products are shipped and services are performed. Returns are minimal and are recorded when received.

        INVENTORIES
        Inventories are stated at the lower of cost (first-in, first-out method) or market.

Decora Industries, Inc.

Notes to Consolidated Financial Statements



        PROPERTY AND EQUIPMENT
        Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five to thirty years.

        INTANGIBLES
        The excess of the aggregate purchase price over the fair value of the net assets of businesses acquired has been recorded as goodwill and is being amortized on the straight-line method over forty years. The trademark is being amortized over twenty years. At each balance sheet date, the Company evaluates the recoverability of its intangible assets based on estimated future cash flows.

        Intangibles consist of the following ($000's):               MARCH 31,

                                                             1997                 1996
                                                          ---------            ---------

             Goodwill                                     $   9,857            $   9,857
             Trademark                                        2,000                2,000
             Organization fees                                1,299                1,299
             Other                                              280                  280
                                                          ---------            ---------

                                                             13,436               13,436

             Less: accumulated amortization                  (2,512)              (2,094)
                                                          ---------            ---------


                                                          $  10,924            $  11,342
                                                          =========            =========


        Amortization expense was $418,000, $385,000 and $369,000 for fiscal 1997, 1996 and 1995, respectively.

        INCOME PER SHARE
        Income per share of common stock is based on the average number of shares and equivalents of common stock outstanding during each year. Fully diluted income per share is not presented for each of the periods since the reduction from primary income per share is less than 3% or anti-dilutive.

        INCOME TAXES
        Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred income taxes are recorded to reflect expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in the years in which the differences are expected to reverse.

Decora Industries, Inc.

Notes to Consolidated Financial Statements



        RESEARCH AND DEVELOPMENT
        Research and development costs related to both present and future products are expensed as incurred. Research and development expenses amounted to $216,000, $302,000 and $1,067,000 in fiscal 1997, 1996 and
        1995, respectively.

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


   2.   DISCONTINUED OPERATIONS

        ComTel Industries, Inc. - In April 1994, management of the Company decided to divest its telecommunications services and manufacturing operations ("ComTel"). In its fiscal 1994 consolidated financial statements, the Company included a provision for discontinued operations of $212,000, which reflected the then expected loss on disposal of the related assets of ComTel.

        On June 28, 1994, the Company sold the El Paso division of its telecommunications business for $840,000 cash and assumption by the buyer of the long-term lease on a facility. The transaction resulted in a loss approximating $212,000 with respect to the book value of the related assets at that date.

        On March 31, 1995, the Company sold the telecommunications assets of ComTel for $1,810,000 (consisting of cash of $250,000 and notes receivable of $1,560,000) plus the assumption of $1,700,000 of liabilities. The notes receivable are secured by the assets of the purchaser, are guaranteed by the purchaser's parent company and bear interest at 7%, with principal payments beginning September 30, 1997 and continuing monthly until maturity on February 28, 2002. On June 14, 1995, the Company completed the sale of the fixed assets and inventory related to the manufacturing division of ComTel's business. The selling price was $1,370,000 (consisting of $1,100,000 cash and a note for $270,000) plus the assumption of $75,000 of liabilities. The transactions resulted in a loss approximating $540,000 with respect to the book value of the related assets at that date which was accrued for as of March 31, 1995.

        The results of operations of ComTel have been reported as discontinued operations in the accompanying financial statements and consist of ($000's):

Decora Industries, Inc.

Notes to Consolidated Financial Statements



                                              1995
                                              ----

                    Revenues               $   9,221
                    Operating Loss         $    (875)
                    Net Loss               $  (1,297)

        Yorkville Industries, Inc. - In July 1994, the Company settled litigation with the former owners of Yorkville Industries, Inc. requiring cash payments which were made during fiscal 1995 and the registration and issuance of 1,336,000 shares of common stock of the Company on August 2, 1995.


   3.   INVENTORIES

                                                                     MARCH 31,
                                                             1997                 1996
                                                          ---------            ---------
        Inventories consist of  ($000's):

             Raw materials                                $   3,194            $   3,838
             Work-in-process                                  1,035                  687
             Finished goods                                   1,210                1,478
                                                          ---------            ---------


                                                          $   5,439            $   6,003
                                                          =========            =========


   4.   PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consist of ($000's):

                                                                     MARCH 31,
                                                             1997                 1996
                                                          ---------            ---------

             Land and buildings                           $   4,881            $   4,701
             Vehicles and related equipment                      38                   38
             Machinery and equipment                          9,542                9,362
             Furniture and fixtures                             393                  353
             Leasehold improvements                             617                  617
             Construction in progress                            89                 -
                                                          ---------            ---------

                                                             15,560               15,071
             Less accumulated depreciation                   (7,779)              (6,127)
                                                          ---------            ---------


                                                          $   7,781            $   8,944
                                                          =========            =========

Decora Industries, Inc.

Notes to Consolidated Financial Statements



        Depreciation expense was $1,652,000, $1,234,000 and $1,098,000 for fiscal 1997, 1996 and 1995, respectively.


   5.   DEBT

        Debt consists of ($000's):                                 MARCH 31,

                                                            1997               1996
                                                         ---------          ---------

Decora Industries, Inc. Note (a)                         $     321          $     650
Decora, Incorporated Term Loans (b)                          8,795              7,280
Decora, Incorporated Lines of Credit (c)                     2,907              4,002
Decora, Incorporated Industrial
     Development Revenue Bonds (d)                           2,460               --
Decora, Incorporated Senior Subordinated Note (e)            2,900              7,000
Decora Industries, Inc. Convertible Notes (f)                1,500              1,500
                                                         ---------          ---------

                                                            18,883             20,432

Less:    Amounts due within one year                        (2,310)            (5,810)
         Unamortized debt discount                             (66)              (133)
                                                         ---------          ---------


                                                         $  16,507          $  14,489
                                                         =========          =========


        Amounts maturing within the next five years are: $2,310,000, $9,446,000, $3,316,000, $771,000 and $730,000.

    (a) In January 1996, the Company borrowed $650,000 from its primary bank lender in the form of a three year business purpose note. The note bears interest at prime plus 1 1/2% (10.0% at March 31, 1997) and is payable in quarterly installments beginning in September 1996. The note is secured by all the assets of the parent company.

    (b) Decora, Incorporated has a term loan of $5,169,000 at March 31, 1997 with its primary lender which matures in May 1999, bears interest at 30-day LIBOR plus 2.00% (7.56% at March 31, 1997) and is secured by certain accounts receivable, inventory and property and equipment. On March 27, 1997, Decora, Incorporated borrowed $3,354,167 under a second term loan which matures in April 2002 and is also secured by certain accounts receivable, inventory and property and equipment. This second term loan also bears interest at 30-day LIBOR plus 2.00% (7.56% at March 31, 1997).

Decora Industries, Inc.

Notes to Consolidated Financial Statements



        As of March 27, 1997, Decora, Incorporated entered into an interest rate swap agreement with its primary bank lender which expires May 31, 1999. The agreement effectively converts $8,523,000 of its variable rate borrowings into fixed rate obligations. Under the terms of the agreement, Decora, Incorporated makes payments at a fixed rate of 8.58%, and receives variable rate payments at LIBOR plus 200 basis points, repriced at the beginning of each month. The net amount which will be paid or received will be included in interest expense.
        The agreement became effective as of April 1, 1997.

        On September 20, 1995, Decora, Incorporated borrowed $375,000 from the Washington County Local Development Corporation. The five-year note bears interest at 5.00% and is payable in monthly installments ending September 1, 2000. It is secured by certain of Decora, Incorporated's property and equipment. As of March 31, 1997, the outstanding balance of this note was $272,000.

    (c) Decora, Incorporated has a revolving line of credit of up to $6,000,000 which matures in August 1998 and is secured by various accounts receivable, inventory and equipment. The amount outstanding under the facility bears interest at prime plus 1 1/4% (9.75% at March 31, 1997). Availability under this credit facility is limited by specified percentages of current trade receivables and on-hand inventories. On March 27, 1997, Decora, Incorporated established a second line of credit of up to $1,000,000 which also matures in August 1998, bears interest at prime plus 1.0% (9.50% at March 31, 1997) and is secured by certain accounts receivable. Availability under this credit facility is limited by specified percentages of certain international trade accounts receivable. As of March 31, 1997, the availability under these lines of credit was $1,709,000.

    (d) On November 13, 1996, Decora, Incorporated borrowed $2,460,000 through the issuance of Tax-Exempt Industrial Development Revenue Bonds (Decora, Incorporated Project), Series 1996 by the Counties of Warren and Washington, New York Industrial Development Agency. These bonds mature on November 1, 2004 and require sinking fund payments by Decora, Incorporated of $20,833 per month beginning November 1997. The bonds bear interest at a floating rate which is adjusted weekly based on the remarketing agent's ability to re-market the bonds at par. As of March 31, 1997, the interest rate on the bonds was 3.50%. The bonds are credit enhanced through a letter of credit issued by the Company's primary lender and, in addition to interest on the bonds, Decora, Incorporated pays its primary lender an annual letter of credit fee equal to 1.50% of the outstanding balance of the letter of credit.

    (e) In April 1990, Decora, Incorporated issued $7,000,000 of 14% senior subordinated notes, interest payable semi-annually. On June 28, 1996, Decora, Incorporated and the lender agreed to extend the repayment terms of the notes to include payments of $3,500,000 on each of April 15, 1997 and April 15, 1998. The amount due on April 15, 1997 was prepaid by

Decora Industries, Inc.

Notes to Consolidated Financial Statements



        Decora, Incorporated in two installments of $2,800,000 and $700,000 on November 13, 1996 and March 27, 1997, respectively. On March 27, 1997, Decora, Incorporated also prepaid $600,000 of the amount due on April 15, 1998.

        On June 28, 1996, the Company and the lender also exchanged warrants held by the lender to purchase 20% of Decora, Incorporated's common stock for (i) a two-year, non-interest bearing, promissory note for $1,000,000 (the "new note") due April 15, 1998 and (ii) 1,000,000 shares of the Company's common stock (the "new common stock"). The new note was repaid in full on March 27, 1997. The new common stock contains a guaranty which requires the issuance of additional shares to the lender if the market price of the Company's common stock does not exceed $3.00 per share by April 1998. As of March 31, 1997, the market price of the Company's common stock was $0.91.

        At March 31, 1996, prior to closing of the exchange agreement, the warrants held by the lender were valued at $1,642,000. Prior to the exchange, changes in the value of the warrants based upon results of operations and financial position of Decora, Incorporated were charged or credited to interest expense. During fiscal 1996 and 1995, $217,000 and $0 were charged, respectively. The note is recorded net of unamortized discount of $66,000 and $133,000 at March 31, 1997 and 1996, respectively.

    (f) In November 1992, the Company borrowed $1,500,000 from a private lender and issued a convertible note. As part of the transaction, the Company also issued 89,000 shares of its common stock, warrants to purchase 225,000 shares of common stock at $1.40 per share and warrants for an additional 100,000 shares of common stock at prices contingent upon the future market price of the Company's common stock. The convertible note was due in November 1995 and bears interest at 12% per annum, payable in the form of the Company's common stock. The fair value of the shares and warrants issued were reflected as debt issuance costs and amortized to interest expense over the term of the debt agreement.

        In November 1995, the Company and the lender agreed to extend the note until May 1998. Interest for the extension period ($303,000) and a closing fee ($197,000) were paid at the date of the extension through the issuance of 782,000 shares of the Company's common stock and warrants to purchase an additional 818,000 common shares at $0.78 per share exercisable only in the event that the note is paid in full without conversion. The prepaid interest expense and the closing fee are being amortized over the term of the extended debt agreement.

Decora Industries, Inc.

Notes to Consolidated Financial Statements



    6.  RETIREMENT ALLOWANCE

        During fiscal 1996, the Company offered an early retirement program to all of its employees age 59 and over. Such program, which was accepted by twelve employees, provides them with monthly cash payments and medical coverage through age 65. In the fourth quarter of fiscal 1996, the Company took a one-time charge through marketing, general and administrative expense of $282,000 equal to the present value of such future payments and established an accrued liability equal to the same amount to be applied against such payments as they are incurred over a 6 year period. As of March 31, 1997, the remaining balance of such liability was $67,000.


    7.  LONG-TERM INCENTIVE PLANS AND STOCK OPTIONS

        The Company has several long-term incentive plans under which shares of the Company's common stock may be sold to directors, officers and key employees. Certain other parties have been offered stock options by the Company in connection with various transactions.

        The Company adopted a Stock Option Plan in 1987 (the "1987 Plan") pursuant to which 1,700,000 shares of common stock are available for grant. The 1987 Plan is administered by a committee of Directors of the Company who are not covered by the 1987 Plan. All options granted under the 1987 Plan terminate either five or ten years after the date of grant and vest quarterly over a three-year period subsequent to the date of the grant, unless modified by the Company. To date, options for 730,000 shares of common stock have been exercised.

        In 1988, the shareholders of the Company approved the Decora Industries, Inc. 1988 Employee Stock Purchase Plan (the "1988 Plan") pursuant to which a total of 500,000 shares of the Company's Common Stock may be issued to participants during the term of the 1988 Plan at an issue price of 85% of the fair market value at the date of the purchase. The 1988 Plan is administered by the Board of Directors provided that a majority are not covered by the 1988 Plan, or by a committee appointed by the Board of Directors. The 1988 Plan terminates on December 31, 1988 and no shares have been purchased pursuant to the 1988 Plan. A summary of stock option activity issued under all plans for the three years ended March 31, 1997 follows (000's except average price data):

Decora Industries, Inc.

Notes to Consolidated Financial Statements



                                                                          AVERAGE
                                                             SHARES        PRICE
                                                             ------        -----
                  Outstanding at:
                      March 31, 1994                          3,999        $1.28
                           Granted                            1,175        $1.46
                           Exercised                            (50)       $1.00
                           Expired                           (1,111)       $1.16
                                                             -------       -----


                      March 31, 1995                          4,013        $1.38
                           Granted                              225        $1.04
                           Exercised                             -         $  -
                           Expired                             (214)       $1.30
                                                             -------       -----

                      March 31, 1996                          4,024        $1.36
                           Granted                              820        $1.14
                           Exercised                            (40)       $0.75
                           Expired                             (135)       $1.70
                                                             -------       -----

                      March 31, 1997                          4,669        $1.29
                                                             =======       =====

        The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for its fixed stock option plan.

        The following table summarizes information about stock options outstanding at March 31, 1997:

                                         OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                  ---------------------------------       ---------------------
              EXERCISE                        AVERAGE       TERM                        AVERAGE
                PRICE              SHARES      PRICE       (MONTHS)        SHARES        PRICE
         ------------------       ---------   -------      --------       ---------     -------
          $1.00 - $1.10             710,000   $ 1.02          19.9          580,000      $1.02
          $1.11 - $1.12           1,274,000     1.12          33.0        1,274,000       1.12
          $1.13 - $1.25             975,000     1.20          33.7          875,000       1.20
          $1.26 - $1.49             750,000     1.44          10.4          750,000       1.44
          $1.50 - $1.86             960,000     1.59          20.5          510,000       1.67

        Had compensation cost for the Company's stock-based compensation plans and other transactions been determined based on the fair values of the fiscal year 1997 and 1996 grant dates for those awards, consistent with the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below ($000's except per share data):

Decora Industries, Inc.

Notes to Consolidated Financial Statements



                                                             1997             1996
                                                          ---------       ----------

        Net Income             -  As Reported             $   3,566       $    2,919
                               -  Pro Forma                   3,171            2,831

        Earnings Per Share     -  As Reported                 $0.10            $0.09
                               -  Pro Forma                    0.09             0.09

        The fair value of each stock option grant has been estimated on the date of each grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                          1997              1996
                                         -----             -----

        Risk-free interest rate          6.22%             6.23%
        Expected life (months)            45.6              62.4
        Expected volatility              0.594             0.594
        Expected dividend yield              0                 0

        The weighted-average grant date fair values of options granted during fiscal 1997 and 1996 were $0.16 and $0.25, respectively.

        The Company has reserved 925,000 shares of common stock for the future possible exercise of warrants; 450,000 of these warrants can be exercised at a price of $.25 per share and expire on July 14, 1997 and the remaining 475,000 warrants can be exercised at prices ranging from $.50 to $1.40 and expire on November 3, 2000.


    8.  INCOME TAXES

        The benefit from income taxes for fiscal 1997, 1996 and 1995 was as follows ($000's):

                                             1997            1996           1995
                                           -------         -------        -------
        Current tax expense (benefit):
          Federal                          $    68         $    45        $    (3)
          State                                100             (31)           232
                                           -------         -------        -------
          Total current                        168              14            229

        Deferred tax benefit                (1,327)         (1,500)        (1,400)
                                           -------         -------        -------

        Benefit from income taxes          $(1,159)        $(1,486)       $(1,171)
                                           =======         =======        =======

Decora Industries, Inc.

Notes to Consolidated Financial Statements



        Deferred tax (liabilities) assets are comprised of the following at March 31, 1997 and 1996 ($000's):

                                                              1997               1996
                                                          ----------         ----------

             Depreciation                                 $     (296)        $     (572)
             Discontinued operations                            (357)              (368)
             Deferred expenses                                  (331)              (324)
                                                          ----------         ----------

                                                                (984)            (1,264)
                                                          ----------         ----------


             Net operating loss carryforwards                  4,503              5,500
             Tax credits                                         313                -
             Inventory valuation allowance                        45                 15
             Valuation reserves                                  175                105
             Other                                               175                239
                                                          ----------         ----------


                                                               5,211              5,859
                                                          ----------         ----------


             Deferred tax asset valuation allowance              -               (1,695)
                                                          ----------         ----------


             Deferred income tax asset, net               $    4,227         $    2,900
                                                          ==========         ==========


        The benefit from income taxes for the three years ended March 31, 1997 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following ($000's):

                                                        1997               1996              1995
                                                     ----------         ----------        ----------

             Provision at statutory rate             $      840         $      502        $      433
             State tax expense (benefit)                     65                (20)              151
             Effect of permanent items                      182                261               132
             Effect of tax credits                         (313)              -                 -
             Other                                         (238)              (729)             (487)
             Change in valuation allowance               (1,695)            (1,500)           (1,400)
                                                     ----------         ----------        ----------


             Benefit from income taxes               $   (1,159)        $   (1,486)       $   (1,171)
                                                     ==========         ==========        ==========

Decora Industries, Inc.

Notes to Consolidated Financial Statements



        Approximately $12.9 million of the Company's loss carryforwards remain available at March 31, 1997. Their use is limited to future taxable earnings of the Company. The carryforwards expire over the period 1999 through 2007.

        Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences and the net operating loss carryforwards prior to their expiration. This belief is based upon, among other factors, recent changes in operations. Specifically, cost savings associated with capital investments in and strategic realignment of Decora, Incorporated have improved operating results as well as the discontinuance of less profitable non-core businesses. As described in Note 2, the Company divested itself of its ComTel subsidiary, which had generated significant operating losses through 1995.

        Management believes that the reversal of the valuation allowance at March 31, 1997 is appropriate given the current estimates of future taxable income. If the Company is unable to generate sufficient taxable income in the future through operating results, increases in the valuation allowance will be required through a charge to deferred tax expense.


    9.  LEGAL PROCEEDINGS

        The Company is involved in various legal proceedings, the ultimate resolution of which, in the opinion of management, will not have a materially adverse impact on the financial condition, results of operations or cash flows of the Company.


    10. BUSINESS AND CREDIT CONCENTRATIONS

        Decora, Incorporated's primary customer is Rubbermaid Inc., which accounted for $36,390,000 (89%), $34,983,000 (90%) and $37,764,000 (93%)
        of net sales in fiscal 1997, 1996 and 1995, respectively. Accounts receivable from Rubbermaid at March 31, 1997 and 1996 were $3,115,000 (51%) and $2,482,000 (57%), respectively. The Company believes there are no significant credit risks with respect to these accounts receivable. Sales to international customers represented 10% of total sales during fiscal 1997.


    11. SUPPLEMENTAL CASH FLOW INFORMATION

        Changes in current assets and liabilities, exclusive of acquisitions and dispositions of subsidiaries, were as follows ($000's):

Decora Industries, Inc.

Notes to Consolidated Financial Statements



                                                                  1997               1996              1995
                                                               ----------         ----------        ----------
     (Increase) decrease in
      accounts receivable                                      $   (2,017)        $   (1,210)       $      966
     (Increase) decrease in inventory                                 564             (1,074)           (1,866)
     Increase in other assets                                        (205)              (193)              (42)
     Increase (decrease) in
      accounts payable                                                140               (713)             (909)
     Increase (decrease) in accrued liabilities                       (83)              (126)              127
                                                               ----------         ----------        ----------

                                                               $   (1,601)        $   (3,316)       $   (1,724)
                                                               ==========         ==========        ==========

Supplemental cash flow information is as follows ($000's):

Cash paid during the year for interest                         $    1,871         $    2,218        $    1,731
                                                               ==========         ==========        ==========

Cash paid during the year for
 income taxes                                                  $      194         $       45        $      235
                                                               ==========         ==========        ==========



        During fiscal 1997, 1,000,000 shares of common stock and notes payable in the amount of $874,000 were issued upon the conversion of $1,642,000 of warrants in subsidiary. During fiscal 1996, 1,336,000 shares of common stock were issued to satisfy the terms of an agreement with the former owners of an inactive subsidiary of the Company.

Decora Industries, Inc.

Notes to Consolidated Financial Statements



    12. QUARTERLY DATA (UNAUDITED)

                                                    FISCAL 1997
                                   1ST            2ND            3RD             4TH
                               ---------     ----------    ----------     ----------
                                   (dollars in thousands, except per share data)

     Net sales                 $  10,138     $   12,904    $    9,533     $    8,507
     Gross profit              $   2,444     $    3,222    $    2,379     $    2,534
     Net income                $     520     $    1,078    $      406     $    1,562
     Net income per share      $     .02     $      .03    $      .01     $      .04



                                                    FISCAL 1996
                                   1ST            2ND            3RD             4TH
                               ---------     ----------    ----------     ----------
                                   (dollars in thousands, except per share data)

     Net sales                 $   9,702     $    9,500    $   10,247     $    9,379
     Gross profit              $   2,648     $    2,240    $    3,060     $    2,636
     Net income                $     401     $      165    $      580     $    1,773
     Net income per share      $     .01     $      .01    $      .02     $      .05

                             DECORA INDUSTRIES, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                            (In thousands of dollars)

Column A                                 Column B           Column C            Column D        Column E
--------                                 --------           --------            --------        --------

                                                            Additions
                                          Balance            charged           Deductions        Balance
                                       at beginning         to costs              from           at end
Description                              of period        and expenses          accounts        of period
Reserve deducted from asset
to which it applied:

For the year ended
March 31, 1997
     Accounts Receivable
     Reserves                               $ 202               $ 554             $ 257(a)         $ 499
                                            =====               =====             =====            =====

For the year ended
March 31, 1996
     Accounts Receivable
     Reserves                               $ 175               $ 157             $ 130(a)         $ 202
                                            =====               =====             =====            =====

For the year ended
March 31, 1995
     Accounts Receivable
     Reserves                              $   70               $ 112            $    7(a)         $ 175
                                           ======               =====            ======            =====


(a) Uncollectible receivables written off net of recoveries.

For the year ended
March 31, 1997
     Inventory reserves                       $ 0               $ 130               $ 0            $ 130
                                              ===               =====               ===            =====

For the year ended
March 31, 1996
     Inventory reserves                      $ 51                 $ 0              $ 51              $ 0
                                             ====                 ===              ====              ===

For the year ended
March 31, 1995
     Inventory reserves                     $ 364                 $ 0             $ 313             $ 51
                                            =====                 ===             =====             ====