Form 10-Q
period 1997-06-30
DECORA INDUSTRIES INC
filed 1997-08-14
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 1997
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

                             Yes  [X]       No  [ ]

At August 8, 1997 there were 35,719,390 shares of Common Stock of the registrant outstanding. This document consists of 11 pages.

                                                                      FORM 10-Q



                                TABLE OF CONTENTS

                                                                         PAGE

PART I         FINANCIAL INFORMATION

  Item 1.      Financial Statements (unaudited).

               Consolidated Balance Sheet
               as of June 30, 1997 and March 31, 1997                    3 - 4

               Consolidated Statement of Income for the
               Quarters endedJune 30, 1997 and 1996                          5

               Consolidated Statement of Cash Flows for the
               Quarters EndedJune 30, 1997 and 1996                          6

               Notes to Unaudited Consolidated
               Financial Statements                                          7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations             8 - 9


PART II        OTHER INFORMATION                                            10

 SIGNATURES                                                                 11

                                                                      FORM 10-Q


PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             DECORA INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                    unaudited


                                                        JUNE 30, 1997        MARCH 31, 1997
                                                        -------------        --------------
ASSETS

Current assets:
   Cash and cash equivalents                               $   287               $   243
   Accounts receivable, less allowances                      6,603                 6,168
   Inventories                                               6,284                 5,439
   Prepaid expenses and other current assets                 1,114                   847
                                                           -------               -------


       Total current assets                                 14,288                12,697

Property and equipment, net                                  7,694                 7,781

Notes receivable                                             1,397                 1,468

Intangibles, net                                            10,820                10,924

Other non-current assets, net                                  324                   357

Deferred income taxes                                        4,043                 4,227
                                                           -------               -------

       Total Assets                                        $38,566               $37,454
                                                           =======               =======




                                  (continued)

     See accompanying notes to unaudited consolidated financial statements.

                                                                      FORM 10-Q



                             DECORA INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                    unaudited


                                                                       JUNE 30, 1997           MARCH 31, 1997
                                                                       -------------           --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                      $  2,865                $  2,267
   Accrued liabilities                                                      1,540                   1,867
   Current portion of long-term debt                                        6,617                   2,310
                                                                         --------                --------

       Total current liabilities                                           11,022                   6,444

Long-term debt                                                             12,396                  16,507
                                                                         --------                --------


       Total liabilities                                                   23,418                  22,951
                                                                         --------                --------


Shareholders' equity:
   Preferred stock, $.01 par value; 5,000 shares
     authorized at June 30, 1997 and March 31, 1997                          --                      --
   Common stock, $.01 par value; 45,000 shares authorized;
     35,719 and 35,469 shares  issued and outstanding at
     June 30, 1997 and March 31, 1997, respectively                           357                     355
   Additional paid-in capital                                              31,922                  31,862
   Accumulated deficit                                                    (17,131)                (17,714)
                                                                         --------                --------


       Total shareholders' equity                                          15,148                  14,503
                                                                         --------                --------


       Total Liabilities and Shareholders' Equity                        $ 38,566                $ 37,454
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

                                                                      FORM 10-Q


                             DECORA INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                    unaudited


                                                        QUARTER ENDED JUNE 30,
                                                       -------------------------
                                                        1997               1996
                                                       -------           -------
Net sales                                              $ 9,147           $10,138

Cost of goods sold                                       6,556             7,694
                                                       -------           -------

Gross profit                                             2,591             2,444

Marketing, general and administrative
   expenses                                              1,340             1,262
                                                       -------           -------

Operating income                                         1,251             1,182

Interest expense                                           416               633
                                                       -------           -------

Income before taxes                                        835               549

Provision  for income taxes                                251                29
                                                       -------           -------


Net income                                             $   584           $   520
                                                       =======           =======

Net income  per common share                           $  0.02           $  0.02
                                                       =======           =======

Average shares of common stock used in
 computation of income per share                        35,678            34,464
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

                                                                      FORM 10-Q


                             DECORA INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                    unaudited


                                                                     QUARTER ENDED JUNE 30,
                                                                  -------------------------
                                                                    1997              1996
                                                                  -------           -------
Cash flows from operating activities:
      Net income                                                  $   584           $   520

Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Depreciation and amortization                                564               552
         Amortization of debt discount                                 16                17
         Net change in deferred tax asset                             185              --
         Net changes in current assets and liabilities             (1,278)           (1,826)
                                                                  -------           -------

Net cash provided (used) by operating activities                       71              (737)
                                                                  -------           -------

Cash flows from investing activities:
         Purchase of fixed assets                                    (341)               (8)
         Reductions in (additions to) notes receivable                 72               (11)
                                                                  -------           -------

Net cash used by investing activities                                (269)              (19)
                                                                  -------           -------

Cash flows from financing activities:
         Long-term borrowings                                         757             1,162
         Repayment of debt                                           (577)             (427)
         Proceeds from issuance of common stock                        62                30
                                                                  -------           -------

Net cash provided by financing activities                             242               765
                                                                  -------           -------
Net increase in cash and cash equivalents                              44                 9
Cash at beginning of period                                           243               188
                                                                  -------           -------

Cash at end of period                                             $   287           $   197
                                                                  =======           =======



SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:

During the quarter ended June 30, 1996, common stock in the amount of $656 and notes payable in the amount of $874 were issued upon the conversion of $1,642 of warrants in subsidiary.





     See accompanying notes to unaudited consolidated financial statements.

                                                                      FORM 10-Q


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - Integration of Financial Statements Reported on Form 10-K

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Form 10-K for the fiscal year ended March 31, 1997, filed with the Securities and Exchange Commission (File No. 0-16072) (the "Form 10-K"). In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1997 and March 31, 1997, and the results of its operations and its cash flows for the periods presented. Certain reclassifications of prior year amounts have been made to conform to current year's presentation.


NOTE 2 - Inventories

Inventories at June 30, 1997 and March 31, 1997 consisted of the following:

                                               JUNE 30, 1997         MARCH 31, 1997
                                               -------------         --------------
                                                          (In thousands)
Raw Materials                                      $2,809                 $3,194
Work-in-Process                                     1,589                  1,035
Finished Goods                                      1,886                  1,210
                                                   ------                 ------
                                                   $6,284                 $5,439
                                                   ======                 ======




NOTE 3 - Net Income per Share

The number of shares of common stock and common stock equivalents used in the computation of net income per common share for each period is the weighted average number of shares outstanding during the periods and, if dilutive, common stock options, warrants and convertible securities which are considered common stock equivalents.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128, Earnings Per Share, which is required to be adopted by the Company in the 3rd or 4th quarter of fiscal 1998 with all prior periods being restated. The Company does not believe that adoption of such Statement will have a significant impact on net income per share reported for the quarter ended June 30, 1997.

                                                                      FORM 10-Q

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The financial statements include the consolidated financial position at June 30, 1997 and March 31, 1997 and the consolidated results of operations for the three months ended June 30, 1997 and 1996 of Decora Industries, Inc. and its subsidiaries (the "Company"). The Company operates through its wholly-owned subsidiary, Decora Incorporated, which is the Company's core business and sole operating subsidiary.

This quarterly report on Form 10-Q (the "10-Q") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding industry prospects and the Company's financial position are forward-looking statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in the 10-Q and in the Company's Form 10-K for the year ended March 31, 1997, including, without limitation, in conjunction with the forward-looking statements included in this 10-Q.

RESULTS OF CONTINUING OPERATIONS AND FORWARD LOOKING INFORMATION

Net sales were $9,147,000 for the quarter ended June 30, 1997 compared to $10,138,000 for the same period in the prior year. Such decrease resulted primarily from inventory reductions of Con-Tact(R) products implemented by the Company's principal customer, Rubbermaid Incorporated ("Rubbermaid") reflecting the continued emphasis by retailers and wholesalers to minimize inventory levels throughout the distribution chain and to deliver on a just-in-time basis based on consumer demand. As a result, net sales to Rubbermaid were $855,000 less than during the same period in the prior year. International sales outside of Europe increased but were offset by a decline in sales of products to Europe. European sales were impacted by timing differences in orders and by an inventoy build which had occured in the prior year's first quarter. As a result, intenational sales during the first quarter of fiscal 1998 were $239,000 lower than in the prior year period. Sales of non-core products increased by $79,000 reflecting increased sales of Wearlon(R) coating products and Cobra(R) industrial tape products.

Gross profit for the quarter ended June 30, 1997 was $2,591,000 versus $2,444,000 in last year's first quarter reflecting an increase in gross profit margin from 24.1% to 28.3%. Gross margin in the current quarter was favorably impacted by changes in sales mix with established product lines generating a greater percentage of sales and greater manufacturing efficiencies. The prior year first quarter gross margin was also negatively impacted by raw material price changes.

Operating income of the Company increased 5.8% from $1,182,000 in the prior year's quarter to $1,251,000 for the quarter ended June 30, 1997 as increased gross profit was partially offset by a $78,000 increase in marketing, general and administrative expenses. Interest expense decreased from $633,000 during the first quarter of fiscal 1997 to $416,000 during the first quarter of fiscal 1998 as a result of lower borrowings and lower overall interest rates on outstanding debt. These factors resulted in a 52.1% increase in income before taxes from $549,000 during the quarter ended June 30, 1996 to $835,000 for the quarter ended June 30, 1997.

The increase in income before taxes was partially offset by a $222,000 increase in the provision for income taxes. The Company anticipates that its cash payments for taxes during fiscal 1998 will remain at historical levels due to the use of net operating loss carryforwards to offset taxable income. The first quarter tax provision reflects what management expects to be the "effective" tax rate going forward following the release of the remaining net operating loss valuation allowance benefit in fiscal 1997. Refer to Note 8 of the Form 10-K for the fiscal year ended March 31, 1997 for further details.

As a result of the increased provision for income taxes, net income for the quarter ended June 30, 1997 was $584,000, or $0.02 per share, as compared with $520,000, or $0.02 per share, for the quarter ended June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's net working capital was $3,266,000 as of June 30, 1997 versus $6,253,00 as of March 31, 1997 reflecting the reclassification of the remaining $2,900,000 due to Cigna in April 1998 and the $1,500,000 convertible note due in May 1998 from long term debt to current portion of long term debt. This increase was partially offset by seasonal increases in accounts receivable, inventories and other current assets which totaled $1,547,000. Seasonal changes in accounts payable and accrued liabilities resulted in a $271,000 reduction of net working capital during the recent quarter. Cash balances increased from $243,000 as of March 31, 1997 to $287,000 as of June 30, 1997 and were limited by certain debt covenants as to use. The Company is evaluating several sources of capital in order to meet the debt obligations noted above in April and May of 1998 including operating cash flow, existing debt facilities, new debt facilities and/or equity.

Capital expenditures for the fiscal quarter ended June 30, 1997 were approximately $341,000. Management anticipates maintaining similar levels of capital expenditures during the remainder of fiscal 1998.

SUMMARY

Management believes that short term liquidity needs will be satisfied through operations and existing debt facilities and is evaluating financing alternatives for the $2,900,000 and $1,500,000 debt payments due in April 1998 and May 1998, respectively.

                                                                      FORM 10-Q

                             DECORA INDUSTRIES, INC.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A description of the Company's legal proceedings is included in the Company's Annual Report on Form 10- K for the year ended March 31, 1997. There have been no new material developments in the Company's existing litigation.

The Company and its subsidiaries are defendants in pending actions which, in the opinion of management of the Company, are not material to the Company's financial condition or results of operations. Although no assurances can be given regarding the ultimate outcome of such matters, the Company has accrued amounts for defense and settlement costs which the Company considers adequate.


ITEM 2.  CHANGES IN SECURITIES.

Not Applicable.

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

Not Applicable

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS.

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        10.1 Form of Employment Agreement dated as of June 1, 1997 by and between Decora, Incorporated and Richard DeCoste.

        10.2 Form of Employment Agreement dated as of June 1, 1997 by and between Decora Industries, Inc. and Timothy N. Burditt.

(b) Reports on Form 8-K

        None

                                                                       FORM 10-Q

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



DECORA INDUSTRIES, INC.
(REGISTRANT)



BY/s/  Timothy N. Burditt
-----------------------------------
TIMOTHY N. BURDITT
EVP ADMINISTRATION & FINANCE






DATED: August 13, 1997