Form 10-Q
period 1997-09-30
DECORA INDUSTRIES INC
filed 1997-11-14
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1997
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

                            Yes  [X]     No  [ ]

At November 7, 1997 there were 36,656,890 shares of Common Stock of the registrant outstanding. This document consists of 16 pages.

                                                                       FORM 10-Q




                             DECORA INDUSTRIES, INC.

                                TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----
PART I         FINANCIAL INFORMATION

  Item 1.      Financial Statements (unaudited)

               Consolidated Balance Sheet as of
               September 30, 1997 and March 31, 1997                     3 - 4

               Consolidated Statement of Income for the Six Months
               and  Quarters ended September 30, 1997 and 1996             5

               Consolidated Statement of Cash Flows for the Six
               Months ended September 30, 1997 and 1996                    6

               Notes to Unaudited Consolidated
               Financial Statements                                        7


  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations              10


PART II        OTHER INFORMATION                                          13

SIGNATURES                                                                16

                                                                       FORM 10-Q



PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             DECORA INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                    unaudited


                                                SEPTEMBER 30, 1997  MARCH 31, 1997
                                                ------------------  --------------
ASSETS

Current assets:
   Cash and cash equivalents                          $   527          $   243
   Accounts receivable, less allowances                 5,525            6,168
   Inventories                                          5,944            5,439
   Prepaid expenses and other current assets              903              847
                                                      -------          -------
       Total current assets                            12,899           12,697

Property and equipment, net                             7,294            7,781

Notes receivable                                          850            1,468

Intangibles, net                                       10,714           10,924

Deferred income taxes                                   4,343            4,227

Other non-current assets, net                             274              357
                                                      -------          -------
       Total Assets                                   $36,374          $37,454
                                                      =======          =======


                                   (continued)

     See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q



                             DECORA INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET
                      (In thousands except per share data)

                                    unaudited


                                                               SEPTEMBER 30, 1997   MARCH 31, 1997
                                                               ------------------   --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                 $  2,766           $  2,267
   Accrued liabilities                                                 2,352              1,867
   Current portion of long-term debt                                   3,594              2,310

                                                                    --------           --------
       Total current liabilities                                       8,712              6,444

Long-term debt                                                        13,003             16,507
                                                                    --------           --------

       Total liabilities                                              21,715             22,951
                                                                    --------           --------


Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000 shares
   authorized at September 30, 1997 and March 31, 1997                     -                  -
   Common stock, $.01 par value; 45,000 shares authorized;
   36,656 and 35,469 shares  issued and outstanding at
   September 30, 1997 and March 31, 1997, respectively                   357                355
   Additional paid-in capital                                         31,922             31,862
   Accumulated deficit                                               (17,620)           (17,714)
                                                                    --------           --------

       Total shareholders' equity                                     14,659             14,503
                                                                    --------           --------

       Total Liabilities and Shareholders' Equity                   $ 36,374           $ 37,454
                                                                    ========           ========


     See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q



                             DECORA INDUSTRIES, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands except per share data)

                                    unaudited


                                                QUARTER ENDED              SIX MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                           -----------------------      ----------------------
                                             1997           1996          1997          1996
                                           --------       --------      --------      --------
Net sales                                  $ 10,308       $ 12,904      $ 19,455      $ 23,042

Cost of goods sold                            7,898          9,682        14,454        17,376
                                           --------       --------      --------      --------
Gross profit                                  2,410          3,222         5,001         5,666

Marketing, general and
   administrative expenses                    1,226          1,467         2,567         2,729
Non-recurring charges                         1,461              -         1,461             -
                                           --------       --------      --------      --------
Operating (loss) income                        (277)         1,755           973         2,937

Interest expense                                421            648           838         1,280
                                           --------       --------      --------      --------
Income (loss) before taxes                     (698)         1,107           135         1,657

Provision (benefit) for income taxes           (209)            29            41            60
                                           --------       --------      --------      --------
Net income (loss)                          $   (489)      $  1,078      $     94      $  1,597
                                           ========       ========      ========      ========
Net income (loss) per common share         $  (0.01)      $   0.03      $   0.00      $   0.05
                                           ========       ========      ========      ========

Average shares of common stock
 used in computation of income (loss)
 per share                                   35,719         35,469        35,699        34,969
                                           ========       ========      ========      ========


     See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q


                             DECORA INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                    unaudited


                                                               SIX MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             ---------------------
                                                               1997         1996
                                                             -------       -------
Cash flows from operating activities:
    Net income                                               $    94       $ 1,597

 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation and amortization                              1,246         1,106
    Amortization of debt discount                                 33            76
    Provision for notes receivable                               789             -
    Net change in deferred tax asset                            (116)            -
    Net changes in current assets and liabilities                895          (538)
                                                             -------       -------
Net cash provided (used) by operating activities               2,941         2,241
                                                             -------       -------

Cash flows from investing activities:
    Purchase of fixed assets                                    (466)          (77)
                                                             -------       -------

    Net cash used by investing activities                       (466)          (77)
                                                             -------       -------

Cash flows from financing activities:
    Repayment of debt                                         (2,253)       (1,862)
    Proceeds from issuance of common stock                        62            30
                                                             -------       -------

    Net cash provided by (used in) financing activities       (2,191)       (1,832)
                                                             -------       -------

    Net increase in cash and cash equivalents                    284           332
Cash at beginning of period                                      243           188
                                                             -------       -------
Cash at end of period                                        $   527       $   520
                                                             =======       =======



SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

During the six months ended September 30, 1996, common stock in the amount of $656 and notes payable in the amount of $874 were issued upon the conversion of $1,642 of warrants held by a lender to purchase common stock in the Company's subsidiary, Decora Incorporated.


     See accompanying notes to unaudited consolidated financial statements.

                                                                       FORM 10-Q



              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Integration of Financial Statements Reported on Form 10-K

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Decora Industries, Inc.'s (the "Company") audited consolidated financial statements included in its Form 10-K for the fiscal year ended March 31, 1997, filed with the Securities and Exchange Commission (File No. 0- 16072) (the "Form 10-K"). In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1997 and March 31, 1997, and the results of its operations and cash flows for the periods presented. Certain reclassifications of prior year amounts have been made to conform to the current year's presentation.

NOTE 2 - Inventories

Inventories at September 30, 1997 and March 31, 1997 consisted of the following:

                                               SEPTEMBER 30,      MARCH 31,
                                                    1997            1997
                                               -------------      ---------
                                                      (In thousands)
        Raw Materials                              $3,407          $3,194
        Work-in-Process                             1,425           1,035
        Finished Goods                              1,112           1,210
                                                   ------          ------
                                                   $5,944          $5,439
                                                   ======          ======


NOTE 3 - Earnings per Share

The number of shares of common stock and common stock equivalents used in the computation of net income (loss) per share for each period is the weighted average number of common shares outstanding during the periods and, if dilutive, common stock options, warrants and convertible securities which are considered common stock equivalents.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128, Earnings Per Share, which is required to be adopted by the Company in the 3rd quarter of fiscal 1998 with all prior periods being restated. The Company does not believe that adoption of such Statement will have a significant impact on net income (loss) per share reported for the quarter and six months ended September 30, 1997.


NOTE 4 - Non-Recurring Charges

In the quarter ended September 30, 1997, the Company incurred certain non-recurring charges totaling $1,461,000 partially as a result of certain steps the Company has taken subsequent to the acquisition of Konrad Hornschuch AG ("Hornschuch") on October 1, 1997(see Note 5, below). Of these total charges, $531,000

                                                                       FORM 10-Q



was related to severance costs for U.S. work force reductions implemented as a result of expected synergies with Hornschuch. An additional $789,000 was to reserve against notes receivable which the Company obtained in fiscal 1995 and fiscal 1996 in conjunction with the sale of previously discontinued operations. This reserve is a result of concerns regarding the creditworthiness of the borrowers and certain defaults on the notes. The remainder of the non-recurring charges ($141,000) included the write-off of costs related to a previously considered acquisition that was abandoned and the write-off of certain tooling which is redundant with the tooling which will continue to be utilized by Hornschuch (see Note 5).


NOTE 5 - Subsequent Event

 On October l, 1997, a recently formed wholly-owned German subsidiary("Newco") of Decora Industries, Inc (the "Company" or "Holdings") acquired 73.2 percent of the voting stock (the "Shares") of Konrad Hornschuch AG("Hornschuch", a German company) in privately negotiated transactions for total consideration of DM 61,582,280, or approximately $34,700,000. Shares of Hornschuch are currently traded on the over-the-counter markets of the Frankfurt and Stuttgart stock exchanges. The Company intends to purchase as many shares as possible of the remaining 26.8 percent of the shares of Hornschuch as soon as practicable using a combination of (i) open market purchases sufficient to reach a minimum of 75 percent voting control and (ii) a tender offer pursuant to German law to all minority shareholders of Hornschuch which is anticipated to be completed within 18 months of the initial purchase of the Shares (the"Minority Tender Offer"). The transaction will be accounted for as a purchase and operating results of Hornschuch will be included from October 1, 1997.

Hornschuch is a leader in the manufacture and sale of self-adhesive consumer decorative products including d-c fix and Noblessa decorative products. Hornschuch employs approximately 760 persons and its revenues for calender year 1996 were DM 202,044,414, or approximately $115,000,000. Along with its self-adhesive products, Hornschuch also markets a full line of complementary table coverings and other decorative kitchen and table oriented products and in addition to its market presence in Europe, Hornschuch has distribution capabilities in Eastern Europe, Russia, the Middle East and the Far East with over 80 sales, marketing and distribution representatives worldwide. Hornschuch also manufacturers decorative and functional films for use by OEMs in the automotive, building , furniture, handbag, shoe and interior decoration markets.

The purchase of the Shares and a portion of the transaction costs were funded from (i) a senior term loan of approximately $21,000,000 from a German bank ("the "Bank Loan") repayable September 30, 2004, (which includes a commitment to fund approximately 33 percent of the Company's cash needs to complete the Minority Tender Offer) and (ii) a subordinated loan of $18,000,000 (the "Subordinated Loan") from a pension fund of an unrelated company (the "Pension Fund"). The Company also raised $750,000 through the private placement of common stock to an institutional investment fund. From the Pension Fund loan proceeds, $2,900,000 was used to repay existing subordinated debt of Decora Manufacturing which had been due and payable on April 15, 1998 and $15,100,000 of such proceeds was applied towards the purchase of the Shares. Other closing costs associated with the transaction of approximately $2,930,000 US, which included commitment fees, legal, accounting and investment banking fees as well as other expenses, were either paid or accrued at closing. The Subordinated Loan bears interest at 13.00% with the first cash interest payment commencing in September 1998 and with the first principal payment of $6,000,000 due in September 2003. The Bank Loan bears interest at LIBOR plus 2.50% and requires quarterly interest payments beginning in December 1997 with the first principal payment of approximately $1,700,000 due in March 1999.

                                                                       FORM 10-Q



As part of the Subordinated Loan, the Pension Fund received several warrants to purchase common stock of the Company, including a warrant to purchase Series A Convertible Preferred Shares ("Series A Preferred Stock") (collectively, the"Warrants"). The Warrants provide the Pension Fund with a right to purchase 17.5% of the common stock of the Company on a fully diluted basis, exercisable at $l.00 for each share of common stock. A warrant to purchase the Series A Preferred Stock was issued in lieu of a common stock warrant because the Company did not have sufficient shares of authorized, but unissued, common stock. Any increase in authorized shares requires both Board of Directors and shareholders approval. The Company's Board of Directors has authorized an increase in its authorized shares sufficient to allow conversion of the Series A Preferred Stock to common stock (the "Additional Common Stock"). A proposal to reverse split the common stock of the Company on a one-for-five basis and to decrease the authorized shares to 20,000,000 will be presented to the Company's shareholders for approval at a special meeting to be held on December 18, 1997. If approved, there will be sufficient authorized shares for the Additional Common Stock.

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

RESULTS OF CONTINUING OPERATIONS AND FORWARD LOOKING INFORMATION

SIX MONTHS ENDED SEPTEMBER 30, 1997  VS. SIX MONTHS ENDED SEPTEMBER 30, 1996
Net sales of the Company were $19,455,000 for the six months ended September 30, 1997 compared to $23,042,000 for the six months ended September 30, 1996, a decrease of 16%. Such decrease resulted primarily from a 19% decrease in sales to the Company's principal customer, Rubbermaid, as a result of continued inventory reductions of Con-Tact(R) products by Rubbermaid and the continued efforts by retailers and wholesalers to minimize inventory levels throughout the distribution chain and to deliver on a just-in-time basis based on consumer demand. Sell-through of the Company's product by Rubbermaid was also negatively impacted by increased shelf space given to non-adhesive shelf lining products which are not manufactured by the Company. As a result, net sales to Rubbermaid were $3,950,000 less than the same period in the prior year. International sales during the first six months increased by $101,000, or 9.5% over the prior year period. Sales of non-core and industrial products during the six months ended September 30, 1997 declined by $127,000 reflecting reduced sales of the Company's thin film products which offset increased sales of the Company's Wearlon(R) coating products and Cobra(R) industrial tape products.

Gross profit for the six months ended September 30, 1997 was $5,001,000 versus gross profit in the prior year's period of $5,666,000, a decrease of $665,000. While sales volumes declined, gross margins were favorably impacted by a more favorable sales mix including increased sales of the Company's Wearlon(R) coating products. As a result, the gross profit margin for the most recent six month period was 25.7% versus a gross profit margin of 24.6% in the prior year period.

Operating income of the Company for the six months ended September 30, 1997 was $973,000 versus operating income of $2,937,000 for the prior year period. Marketing, general and administrative expenses were lower during the six months ended September 30, 1997 versus the prior year by $162,000 as a result of cost saving measures implemented in the prior year. These savings were offset by the reduced gross profit noted above and by non-recurring charges of $1,461,000 (see
Note 4 to the unaudited financial statements).

                                                                       FORM 10-Q



Interest expense decreased from $1,280,000 during the first six months of fiscal 1997 to $838,000 during the first six months of fiscal 1998 as a result of lower borrowings and lower overall interest rates on outstanding debt. As a result of this and the factors noted above, income before taxes for the six months ended September 30, 1997 was $135,000 versus income before taxes of $1,657,000 for the first half of fiscal 1997. Net income for the six months ended September 30, 1997 was $94,000, or $0.00 per share, as compared with net income of $1,597,000, or $0.05 per share, for the six months ended September 30, 1996. Lower net income is due to the reduced income before taxes and a higher provision for taxes as a percent of income before taxes. The Company anticipates that its cash payments for taxes during fiscal 1998 will remain at historical levels due to the use of net operating loss carry forwards to offset taxable income. The first half of fiscal 1998 tax provision reflects what management expects to be the "effective" tax rate going forward following the release of the remaining net operating loss valuation allowance in fiscal 1997. Refer to Note 8 of the Company's Form 10-K for the fiscal year ended March 31, 1997 for further details.


QUARTER ENDED SEPTEMBER 30, 1997 VERSUS QUARTER ENDED SEPTEMBER 30, 1996
Net sales for the quarter ended September 30, 1997 were $10,308,000 versus $12,904,000 for the quarter ended September 30, 1996. Net sales to the Company's most significant customer, Rubbermaid, were 26% lower than in the same quarter of the prior year reflecting inventory reductions at Rubbermaid. International sales during the quarter increased $430,000.

Gross profit for the quarter ended September 30, 1997 was $2,410,000 versus gross profit of $3,222,000 for the same quarter in the prior year. Gross profit was lower as a result of reduced sales and manufacturing volumes which resulted in unfavorable overhead absorption variances and a decline in gross margin percentage from 25.0% in the prior year period to 23.4% in the current year quarter. Marketing, general and administrative expenses were $241,000 lower in the quarter ended September 30, 1997 versus the prior year quarter while the Company recognized non-recurring charges during the current year quarter of $1,461,000 as discussed above, resulting in a $698,000 loss before taxes for the fiscal 1998 second quarter versus income before taxes of $1,107,000 for the prior year period. Interest expense of $421,000 was $227,000 lower than the prior year quarter amount of $648,000 due to lower average borrowings and rates in the current year quarter. The lower pre-tax income for the recent quarter was partially offset by an income tax benefit resulting in a net loss for the quarter ended September 30, 1997 of $489,000 or $0.01 per share, as compared to net income for the quarter ended September 30, 1996 of $1,078,000, or $0.03 per share.



LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased from $6,253,000 as of March 31, 1997 to $4,187,000 as of September 30, 1997, a net change of $2,066,000. Of this decrease, $1,500,000 resulted from the reclassification of convertible debt which is due in May 1998 from long term to current portion of long term debt. Accounts receivable and inventories together decreased by $138,000 reflecting lower sales volumes at the end of the period while timing differences resulted in a $56,000 increase of prepaid expenses and other current assets and a $499,000 increase in accounts payable. Accrued liabilities increased by $485,000 primarily as a result of accruals established for restructuring costs noted above (see Note 4 to the unaudited

                                                                       FORM 10-Q



consolidated financial statements). Cash balances increased from $243,000 as of March 31, 1997 to $527,000 as of September 30, 1997 and are limited by certain debt covenants as to use.

On September 26, 1997, the Company extended the maturity of its revolving lines of credit with Fleet Bank to August 31, 1999. Additionally, on October 1, 1997, the Company borrowed approximately $39 million in order to complete the acquisition of 73.2% of the common stock of Konrad Hornschuch AG (see Note 5 to the unaudited financial statements) and to refinance the $2,900,000 subordinated debt payment which had been due on April 15, 1998.

Capital expenditures for the six months ended September 30, 1997 were $466,000 which was consistent with historical averages. Plans for the remainder of the fiscal year are likely to result in expenditures for the full year of approximately $1,000,000 for the U.S. operations while the company's recently acquired European operations are likely to invest an additional $1,500,000 - $2,000,000.

Management believes that short term liquidity needs will be satisfied through its existing lines of credit, through cash flow generated by operations and through the establishment of additional lines of credit, if required. Additionally, the Company is evaluating alternative financing sources which may be required to repay the $1,500,000 note which is convertible into common stock and is due in May 1998. Other routine requirements of the Company are likely to be met in the future through operations and existing credit facilities.

                                                                       FORM 10-Q



                             DECORA INDUSTRIES, INC.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A description of the Company's legal proceedings is included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997 and its Quarterly Report on Form 10-Q for its quarter ended June 30, 1997. Except as set forth below, there have been no new material developments in the Company's existing litigation.

Decora Incorporated, doing business as Decora Manufacturing v. North America Decorative Products, Inc. and North American Decorative Products, Inc. v. Decora Manufacturing, Case No.-CV-0561, pending in the United States District Court, Northern District of New York. Decora filed suit on North American Decorative Products, Inc. ("Norwall") in the Northern District of New York asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing and breach of a Trade Secret and Confidentiality Agreement. In addition to injunctive relief and an accounting, the Company seeks to recover $665,432 plus other compensatory damages to be proven at trial and punitive damages. On or about July 16, 1997, Norwall filed its First Amended Answer and asserted counterclaims against the Company for breach of supply agreements with the Company, breach of the covenant of good faith and fair dealing implied in the two supply agreements, copyright infringement and unfair competition. In addition to injunctive relief and an accounting, Norwall seeks recovery of $2,850,000, plus other compensatory damages to be proven at trial and punitive damages. The Court has set July 8, 1998 discovery cut-off, and a November 23, 1998 trial date. The parties intend to explore a settlement in the near future.

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

Not Applicable.

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

Not Applicable.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS.

Not Applicable

ITEM 5.  OTHER INFORMATION

                                                                       FORM 10-Q



Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 1. Stock Purchase Agreement by and between Baden-Wurttenbergische Bank AG and Newco dated as of September 3, 1997, as amended(1)

 2. Stock Purchase Agreement by and between der Kunz Holding GmbH & Co. KG and Newco dated as of August 18, 1997, as amended(1)

 3. Certificate of Designation of Series A Preferred Stock of Holdings dated September 26, 1997(1)

 4. Note and Warrant Purchase Agreement, dated as of September 26, 1997 among Decora, Incorporated (dba Decora Manufacturing) ("Borrower"), Holdings, Dorrance Street Capital Advisors, LLC ("Agent") and Textron Master Trust ("Purchaser")(1)

 5. Common Warrant Certificate with respect to 2,136,534 shares of Holdings Common Stock, dated September 29, 1997 issued by Holdings to Purchaser(1)

 6. Preferred Warrant Certificate with respect to 69,557 shares of Holdings Series A Stock, dated September 29, 1997 issued by Holdings to Purchaser(1)

 7. Contingent Common Warrant Certificate with respect to an indeterminate number of shares of Holdings Common Stock, dated September 29, 1997 issued by Holdings to Purchaser(1)

 8. 13% Senior Subordinated Note due 2005, dated September 29, 1997 issued by Borrower in the principal amount of $18,000,000 to Purchaser(1)

 9. Intercreditor Subordination Agreement, dated September 26, 1997, among Fleet Bank, Purchaser, Borrower and Holdings(1)

10. Assignment, Pledge and Security Agreement dated September 26, 1997 of a $15,207,000 note to Fleet Bank from Borrower(1)

11. First Amendment to March 27, 1997 Note dated September 26, 1997, by and between Fleet Bank and Borrower regarding a $1,000,000 note(1)

12. Second Amendment to Loan and Security Agreement dated September 26, 1997 by and between Fleet Bank and Borrower regarding a $3,354,167 note(1)

13. Credit and Reimbursement Agreement Modification Agreement No. 2 dated September 26, 1997, by and between Borrower and Fleet Bank in connection with a letter of credit issued by Fleet Bank

                                                                       FORM 10-Q



         in favor of Mellon Bank, FSB, as Trustee, concerning the issuance of $2,460,000 industrial revenue development bond(1)

14. Sixth Amendment to Secured Revolving Line of Credit Agreement dated September 26, 1997 by and between Fleet Bank and Borrower regarding a note of up to $6,000,000(1)

15. Note and Loan and Security Agreement Amendment No. 4 dated September 26, 1997 by and between Borrower and Fleet Bank regarding a $5,169,000 note(1)

16. Promissory Note in the amount of $15,207,000 dated September 30, 1997 by Holdings to Borrower(1)

17. Loan Agreement dated September 29, 1997 among Newco, Holdings and Dresdner Bank AG(1)

         --------------------
         (1)  Incorporated by reference to Form 8-K dated October 1, 1997.


(b) Reports on Form 8-K

1. Form 8-K dated October 1, 1997 reporting the acquisition of 73.2% of the stock of Konrad Hornschuch AG.

                                                                       FORM 10-Q



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




DECORA INDUSTRIES, INC.

(REGISTRANT)




   BY  /s/  TIMOTHY N. BURDITT
     -----------------------------

       TIMOTHY N. BURDITT

       EVP ADMINISTRATION & FINANCE






DATED: November 13, 1997