Form 10-Q
period 1997-12-31
DECORA INDUSTRIES INC
filed 1998-02-17
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549



                                    FORM 10-Q




                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended December 31, 1997
                         Commission File Number 0-16072


                             DECORA INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



               DELAWARE                                       68-0003300
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Indentification No.)

           ONE MILL STREET
            FORT EDWARD, NY                                       12828
(address of principal executive office)                         (zip code)

Registrant's telephone number
(including area code)                                        (518) 747-6255

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days.

                        Yes [X]        No [ ]

At February 6, 1998 there were 7,331,378 shares of Common Stock of the registrant outstanding. This document consists of 16 pages.

                             DECORA INDUSTRIES, INC.

                                TABLE OF CONTENTS



                                                                           PAGE
PART I  FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)

               Condensed Consolidated Balance Sheet as of
               December 31, 1997 and March 31, 1997                         3-4

               Condensed Consolidated  Statement of Income for
               the Three and Nine Months ended December 31,
               1997 and 1996                                                  5

               Condensed Consolidated Statement of Cash Flows
               for the Nine Months ended December 31, 1997 and 1996           6

               Notes to Unaudited Condensed Consolidated Financial
               Statements                                                     7



Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 11


PART II OTHER INFORMATION                                                    14

SIGNATURES                                                                   16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             DECORA INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                   (unaudited)


                                         December 31,     March 31,
Assets                                       1997           1997
                                          --------       --------
Current assets:
Cash and cash equivalents                 $  2,403       $    243
Accounts receivable, less allowance         23,901          6,168
Inventories                                 25,497          5,439
Other current assets                         1,865            847
                                          --------       --------


        Total current assets                53,666         12,697

Property and equipment, net                 46,544          7,781

Notes receivable                               658          1,468

Goodwill                                    21,516          8,308

Other intangibles, net                       2,813          2,616

Deferred income taxes                        4,935          4,227

Assets held for sale                           658           --

Other assets                                 1,158            357
                                          --------       --------
        Total assets                      $131,948       $ 37,454
                                          ========       ========



                                   (continued)


See accompanying notes to unaudited condensed consolidated financial statements.

                             DECORA INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                   (unaudited)


                                                          December 31,      March 31,
                                                              1997            1997
                                                           ---------        ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                       $   8,304        $   2,267
    Accrued liabilities                                       21,140            1,867
    Current portion of long-term debt                          8,551            2,310
                                                           ---------        ---------

        Total current liabilities                             37,995            6,444

Long-term debt                                                56,738           16,507
Pension obligation                                            14,198             --
                                                           ---------        ---------

        Total liabilities                                    108,931           22,951
                                                           ---------        ---------

Minority interests                                             6,769             --

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000 shares
authorized at December 31, 1997 and March 31, 1997              --               --
Common stock, $0.01 par value; 20,000 and 45,000
shares authorized and 7,133 and 35,469 shares issued
and outstanding at December 31, 1997 and
March 31, 1997, respectively                                      71              355
Additional paid-in capital                                    33,779           31,862
Accumulated deficit                                          (17,379)         (17,714)
Cumulative translation adjustment                               (223)            --
                                                           ---------        ---------

        Total shareholders' equity                            16,248           14,503
                                                           ---------        ---------

        Total liabilities and shareholders' equity         $ 131,948        $  37,454
                                                           =========        =========


See accompanying notes to unaudited condensed consolidated financial statements.

                             DECORA INDUSTRIES, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                       (in thousands, except share data)

                                   (unaudited)





                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       DECEMBER 31,                DECEMBER 31,
                                                  ---------------------       ---------------------
                                                    1997         1996          1997          1996
                                                  -------       -------       -------       -------
Net sales                                         $36,909       $ 9,533       $56,364       $32,575
Cost of goods sold                                 27,194         7,154        41,648        24,530
                                                  -------       -------       -------       -------

Gross profit                                        9,715         2,379        14,716         8,045

Selling, general and administrative                 7,153         1,382         9,720         4,111
    expenses
Non-recurring charges                                --            --           1,461          --
                                                  -------       -------       -------       -------


Operating income                                    2,562           997         3,535         3,934

Interest expense                                    1,601           581         2,439         1,861
                                                  -------       -------       -------       -------

Income before taxes and minority interest             961           416         1,096         2,073

Income tax provision                                  519            10           560            70
                                                  -------       -------       -------       -------

Income before minority interest                       442           406           536         2,003

Minority interest in earnings of subsidiary           201          --             201          --
                                                  -------       -------       -------       -------
Net income                                        $   241       $   406       $   335       $ 2,003
                                                  =======       =======       =======       =======

Earnings per common share                         $  0.03       $  0.06       $  0.05       $  0.29
                                                  -------       -------       -------       -------

Earnings per common share- assuming
    dilution                                      $  0.03       $  0.05       $  0.04       $  0.27
                                                  -------       -------       -------       -------


See accompanying notes to unaudited condensed consolidated financial statements.

                             DECORA INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                   (unaudited)


                                                       NINE MONTHS ENDED DECEMBER 31,
                                                       ------------------------------
                                                            1997           1996
                                                          --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $    335        $  2,003
Adjustments to reconcile net income to net cash
    flows from operating activities:
      Depreciation and amortization                          3,544           1,554
      Amortization of debt discount                             84             118
      Minority interest in subsidiaries' earnings              201            --
      Provision for notes receivable                           789            --
      Net change in deferred tax asset                         306            --
      Net changes in current assets and liabilities          4,408          (2,174)
      Other                                                    371            --
                                                          --------        --------

     NET CASH FLOWS FROM OPERATING ACTIVITIES               10,038           1,501
                                                          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of shares (Note 2)                             (37,511)           --
Capital expenditures                                        (1,828)           (204)
                                                          --------        --------
     NET CASH FLOWS FROM INVESTING ACTIVITIES              (39,339)           (204)
                                                          --------        --------


CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt                                  39,205           3,086
Repayment of long-term debt                                 (3,732)         (4,010)
Decrease in short-term borrowings                           (4,612)           --
Proceeds from issuance of common stock                         812              30
                                                          --------        --------


     NET CASH FLOWS FROM FINANCING ACTIVITIES               31,673            (894)
                                                          --------        --------


Effect of foreign exchange rate changes on cash and
  and cash equivalents                                        (212)           --
                                                          --------        --------
     Net increase in cash and cash equivalents               2,160             403
Cash and cash equivalents, beginning of period                 243             188
                                                          --------        --------

Cash and cash equivalents, end of period                  $  2,403        $    591
                                                          ========        ========

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

During the nine months ended December 31, 1996, common stock in the amount of $656 and notes payable in the amount of $874 were issued upon the conversion of $1,642 of warrants held by a lender to purchase common stock in the Company's subsidiary, Decora Incorporated.



See accompanying notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  Integration of Financial Statements Reported on Form 10-K

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Decora Industries, Inc.'s (the "Company") audited financial statements included in its Form 10-K for the fiscal year ended March 31, 1997, filed with the Securities and Exchange Commission (File No. 0-16072) (the "Form 10-K"). In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1997 and March 31, 1997, and the results of its operations and its cash flows for the periods presented. Certain reclassifications of prior year amounts have been made to conform to the current year's presentation.

NOTE 2.  ACQUISITION OF SHARES

On October l, l997, the Company acquired 73.2 percent of the voting stock (the "Shares") of Konrad Hornschuch AG ("Hornschuch") into a newly formed subsidiary Decora Industries Deutschland GmbH ("DI Deutschland"). The Shares were acquired directly from Hornschuch's two largest shareholders in private transactions for total consideration of DM 61,582,280, or approximately $35,000,000. The remaining voting stock of Hornschuch is held by minority shareholders. Since October 1st, the Company has increased its ownership through open market purchases and, in addition to such purchases, intends to purchase the remaining shares pursuant to the German Takeover Codex within 18 months of the initial acquisition.

Hornschuch's revenues for calender year 1996 were DM 202,044,414 or approximately $133,979,000. (converted at 1.51/ German Mark). Hornschuch is the manufacturer and marketer of d-c fix(R), one of the most popular consumer self adhesive and surface covering brands outside of North America. In addition to d-c fix(R), Hornschuch's decorative and self-adhesive product range includes complementary table coverings and other decorative kitchen and table oriented products. Hornschuch also manufacturers decorative and functional films for use by OEMs in the automotive, building, furniture, handbag, shoe and interior decoration markets. The Company sells its products through its own sales and distribution network within Germany and the European continent and elsewhere around the world. This sales network consists of approximately 80 representatives including both the Company's sales people and independent sales agents.

This acquisition establishes Decora as the largest independent manufacturer of decorative, self-adhesive consumer products worldwide. Most of Hornschuch's and Decora's self-adhesive products utilize the same raw materials, construction of product and manufacturing processes. The Company plans to use the combined manufacturing abilities and distribution network to cross-manufacture and cross-merchandise in order to aid its global expansion plans. As a result, Decora anticipates ongoing benefits from manufacturing synergies between the U.S. and German operations following the acquisition in areas such as raw material purchasing, manufacturing capacity utilization, research and development and product development/refinement.

The purchase of the Shares was funded with a combination of debt and equity, including a loan secured by the purchased Shares of approximately $21,205,000 to DI Deutschland from a German bank (the"Bank Loan"), a subordinated loan of $18,000,000 in the United States (the "Subordinated Loan") provided by a pension fund (the"Pension Fund") and a private placement of the Company's common stock in the amount of $750,000. The Pension Fund was also granted Series A warrants which are currently exercisable for the purchase of common stock of the Company. The total amount raised was sufficient to fund the purchase of up to 75% of the shares of Hornschuch, repay an existing subordinated debt of $2.9 million and pay a portion of the $3.4 million in closing costs associated with the transaction.

The Subordinated Loan bears 13% interest with the first cash interest payment due in September 1998 and three principal payments of $6,000,000 each due in September 2003, 2004 and 2005. The Bank Loan bears interest at German Libor plus 2.50% and requires quarterly interest payments beginning in December 1997. Principal payments of approximately $1,700,000 each are due semi-annually in March 1999 through September 2004. The Series A warrants granted to the Pension Fund include the right to purchase approximately 1,818,000 shares of common stock at $5.00 per share representing approximately 17.5% of the fully diluted common shares of the Company. The Pension Fund has also nominated a member to the Board of Directors of the Company.

The accompanying consolidated statements of income include the results of the Company and Hornschuch since the date of the acquisition. Pro forma unaudited consolidated operating results for the three months ended December 31, 1996 and for the nine months ended December 31, 1997 and 1996, respectively, assuming the acquisition had been made as of April 1, 1996, are summarized below (in thousands, except per share amounts). The income statements of Hornschuch for the three months ended December 31, 1997 and 1996 have been converted at 1.77/ German Mark and 1.53/ German Mark , respectively, while the nine months ended December 31, 1997 and 1996 have been converted at 1.76/ German Mark and 1.50/ German Mark, respectively.


                                                 Three months ended   Nine months ended December 31,
                                                 ------------------   ------------------------------
                                                  December 31, 1996      1997              1996
                                                  -----------------      ----              ----
         Net sales                                    $   44,365       $ 115,327        $ 131,602
         Net income (loss)                            $      856       $    (856)       $      72
         Earnings (loss) per common share             $     0.12       $   (0.12)       $    0.01
         Earnings (loss) per common share-
             assuming dilution                        $     0.11       $   (0.11)       $    0.01

These pro forma results have been prepared for comparative purposes only and include adjustments as a result of applying purchase accounting and conversion to generally accepted accounting principles in the United States, such as additional depreciation expense and cost of goods sold due to the step-up in the basis of property, plant and equipment and inventory, respectively, goodwill amortization and increased interest expense on acquisition debt. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had taken place on the aforementioned date, or of future results of operations of the consolidated entities.

The purchase price of approximately $38.4 million (including closing costs of approximately $3.4 million) has been allocated to the assets acquired and the liabilities assumed as follows:

         Cash                                $   889
         Accounts receivable                  18,684
         Inventories                          21,474
         Other current assets                  1,275
         Property, plant and equipment        39,808
         Notes receivable                        369
         Goodwill                             13,701
         Intangibles                             474
         Deferred income taxes                 1,028
         Assets held for sale                    702
         Other non-current assets                659
         Accounts payable                      5,065
         Accrued liabilities                  15,883
         Debt                                 18,694
         Pension obligation                   14,332
         Minority interests                    6,689

NOTE 3.  Inventories

Inventories at December 31, 1997 and March 31, 1997 are comprised of the following:

                                            December 31,       March 31,
                                               1997               1997
                                            ------------       ---------
                                                    (In thousands)
         Raw materials                        $ 5,828           $ 3,194
         Work-in-process                        3,928             1,035
         Finished goods                        15,741             1,210
                                              -------           -------

                                              $25,497           $ 5,439
                                              =======           =======


The increase in finished goods inventory is a result of the acquisition of Hornschuch, which has its own retail distribution. As a result of its relationship with Rubbermaid, Decora is able to maintain relatively low levels of finished goods inventory.



NOTE 4.  Non-Recurring Charges

The consolidated statement of income for the nine months ended December 31, 1997 reflects certain non- recurring charges totaling $1,461,000. These charges are partially a result of charges that the Company took in connection with the acquisition of Hornschuch on October 1, 1997 (see Note 2). Of these charges, $531,000 was recorded relative to severance costs for U.S. work force reductions implemented in anticipation of operating synergies with Hornschuch and $141,000 was recorded relative to print tooling redundancies between the two operations. An additional $789,000 was recorded to reserve against notes receivable which the Company obtained in fiscal years 1996 and 1995 in conjunction with the sale of previously discontinued operations.


NOTE 5.  Earnings per share and reverse stock split

The Company adopted Statement of Financial Standard No. 128, as required, in the quarter ended December 31, 1997 with all prior periods being restated. The adoption did not have a significant impact on net income per share reported for the three and nine months ended December 31, 1997 and 1996, respectively.

In December 1997, the Company's shareholders approved a one for five reverse stock split which was effective December 29, 1997. The weighted average number of common shares outstanding for all periods presented have been restated to reflect the reverse stock split.

The number of shares of common stock and common stock equivalents used in the computation of earnings per common share-assuming dilution for each period is the weighted average number of common shares outstanding during the periods and, if dilutive, common stock options, warrants and convertible securities which are considered common stock equivalents. The following is a reconciliation of the numerators and denominators for earnings per common share and earnings per common share-assuming dilution for the three and nine months ended December 31, 1997 and 1996, respectively (in thousands, except per share data):

                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                                 -------------------------------
                                                             1997                                1996
                                                 ---------------------------------  ---------------------------------
                                                                         Per-share                          Per-share
                                                 Income     Shares        Amount    Income      Shares        Amount
                                                 --------------------------------   ---------------------------------
         BASIC EPS
         Net income and income available
           to common shareholders                $ 241       7,331       $   0.03    $ 406       7,094       $   0.06

         EFFECT OF DILUTIVE SECURITIES
         Contingently issuable shares                          519                                 400
         Options                                               155                                 170
                                                            ------                               -----

         DILUTED EPS
         Income available to common share-
         holders and assumed conversions         $ 241       8,005       $   0.03    $ 406       7,643       $   0.05


The total number of shares of common stock and common stock equivalents that were not included in the computation of earnings per common share-assuming dilution because they were anti-dilutive totaled approximately 2,954,000 and 1,245,000 for the three months ended December 31, 1997 and 1996, respectively.


                                                                  NINE MONTHS ENDED DECEMBER 31,
                                                                  ------------------------------
                                                             1997                                1996
                                                 ----------------------------------   -----------------------------------
                                                                          Per-share                             Per-share
                                                 Income       Shares        Amount    Income        Shares        Amount
                                                 ----------------------------------   -----------------------------------
         BASIC EPS
         Net income and income available
           to common shareholders                $  335        7,204       $   0.05    $2,003        7,027       $   0.29

         EFFECT OF DILUTIVE SECURITIES
         Contingently issuable shares                            519                                   400
         Options                                                 170                                   138
                                                              ------                                 -----

         DILUTED EPS
         Income available to common share-
         holders and assumed conversions         $  335        7,893       $   0.04    $2,003        7,565       $   0.27

The total number of shares of common stock and common stock equivalents that were not included in the computation of earnings per common share-assuming dilution because they were anti-dilutive totaled approximately 2,954,000 and 1,245,000 for the nine months ended December 31, 1997 and 1996, respectively.

Item 2.            Management's Discussion and Analysis of
                Financial Condition and Results of Operations



This quarterly report on Form 10-Q (the "10-Q") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts, including, without limitation, the statements under "Management 's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding industry prospects, anticipated synergies from the acquisition of Hornschuch and the Company's financial position are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this 10-Q and the Company's Form 10-K for its year ended March 31, 1997.

The condensed consolidated statements of income include the results of the Company and of Hornschuch since October 1, 1997, the date of the acquisition.

RESULTS OF OPERATIONS AND FORWARD LOOKING INFORMATION

THREE MONTHS ENDED DECEMBER 31, 1997 VERSUS THREE MONTHS ENDED DECEMBER 31, 1996

The quarter ended December 31, 1997 reflects the first consolidated financial statements of the Company which include the results of Hornschuch. Net sales were $36,909,000 for the three months ended December 31, 1997 compared with $9,533,000 in the three months ended December 31, 1996. The increase of $27,376,000 was a result of the inclusion of Hornschuch net sales of $28,602,000 reflected in the three months ended December 31, 1997, offset by a $1,540,000 decrease in sales to the principal U.S. customer of Decora, Rubbermaid, Incorporated ("Rubbermaid"). The sales decrease at Decora, as discussed in prior quarters, was primarily a result of inventory reductions initiated by Rubbermaid in an effort to implement a just-in-time replenishment of inventory levels as well as inventory reductions by certain retailers. Export sales from the Company's U.S. operations were $1,571,000 for the three months ended December 31, 1997 reflecting an increase of $302,000 as compared with the prior year period. Sales of U.S. based non-core and industrial products were $136,000 for the three months ended December 31, 1997 as compared with $126,000 in the prior year period.

Gross profit was $9,715,000 or 26.3% to sales for the three months ended December 31, 1997 as compared with $2,379,000, or 25.0% to sales for the prior year period. This increase of $7,336,000 was primarily a result of the inclusion of Hornschuch's gross profit of $7,662,000, or 26.8% to sales, reflected in the three month period ended December 31, 1997, offset by a decrease of $326,000 in gross profit at Decora's U.S. operations which was principally due to the decreased sales discussed above.

Selling, general and administrative expenses were $7,153,000 or 19.4% to sales for the three months ended December 31, 1997 as compared with $1,382,000, or 14.5% to sales, in the prior year period. The increase of $5,771,000 was a result of the addition of Hornschuch's selling, general and administrative expenses of $6,212,000 reflected in the three month period ended December 31, 1997, offset by a decrease of $441,000 in selling, general and administrative expenses at Decora's U.S. operations as compared with the prior year period. This decrease was primarily a result of certain cost saving measures implemented in fiscal year 1997 and the workforce reductions in fiscal year 1998 (see Note 4 of unaudited consolidated financial statements).

Interest expense was $1,601,000 for the three months ended December 31, 1997 as compared with $581,000 in the prior year period. The increase of $1,020,000 is principally due to the addition of Hornschuch's interest expense of $373,000 from pre-existing operating loans and additional interest expense associated with debt utilized for the acquisition of Hornschuch of approximately $830,000 which are reflected in the three month period ended December 31, 1997. Excluding the impact of acquisition debt, interest expense at the U.S. operations of Decora was approximately $398,000 a decrease of $183,000 as compared with $581,000 in the prior year period. This decrease was a result of lower borrowings and lower overall interest rates on outstanding debt.

The Company recognized income before taxes and minority interest of $961,000 in the three months ended December 31, 1997 an increase of $545,000 as compared with the prior year period. This increase is principally the result of the inclusion of Hornschuch's earnings for the three months ended December 31, 1997. The increase in income before taxes and minority interest was also effected by decreases in Decora's selling, general and administrative and interest expenses in the three months ended December 31, 1997, offset by the interest expense associated with the acquisition of Hornschuch. Net income for the three months ended December 31, 1997 was $241,000, a decrease of $165,000 versus the prior year period. Net income was effected by, in addition to the above noted changes, a $509,000 increase in the provision for income taxes and the deduction of the minority interest in the earnings of subsidiary in the amount of $201,000.

The Company anticipates that its cash payments for taxes will remain at historical levels in relation to pre-tax income levels due to the use of net operating loss carry forwards to offset taxable income both in the U.S. and Germany. The tax provision for the third quarter ended December 31, 1997 reflects an increase in the "effective" tax rate following the release of the remaining net operating loss valuation allowance in fiscal 1997 (see Note 8 of the Company's Form 10-K for the fiscal year ended March 31, 1997). The effective tax rate of 54% for the quarter reflects the higher effective tax rate in Germany as well as the impact of the treatment of certain acquisition costs. Management anticipates that future blended effective tax rates will decline from current levels.

The minority interest in earnings of subsidiary in the amount of $201,000 reflects the share of income in Germany allocated to the outstanding minority shareholders. This amount represents the pro-rata share of the after tax income of Hornschuch pursuant to German statutory accounting and is not impacted by U.S. GAAP purchase accounting adjustments or interest expense associated with the acquisition debt.

NINE MONTHS ENDED DECEMBER 31, 1997 VERSUS NINE MONTHS ENDED DECEMBER 31, 1996

The nine month period ended December 31, 1997 reflects the first consolidated financial statements which include the results of Hornschuch. Net sales were $56,364,000 for the nine months ended December 31, 1997 as compared with net sales of $32,575,000 for the nine months ended December 31, 1996. The increase of $23,789,000 was a result of the inclusion of Hornschuch net sales of $28,602,000 reflected in the nine months ended December 31, 1997, offset by a $5,485,000 decrease in sales to the principal U.S. customer of Decora, Rubbermaid. The decrease in sales in the U.S. resulted primarily from the inventory reductions discussed above. Export sales from the U.S. operations were $3,647,000 for the nine months ended December 31, 1997 reflecting an increase of $523,000 as compared with $3,124,000 in the prior year period. Sales of U.S.-based non-core and industrial products were $541,000 as compared with $394,000 in the prior year period.

Gross profit was $14,716,000 or 26.1% to sales for the nine months ended December 31, 1997 as compared with $8,045,000 or 24.7% to sales for the nine months ended December 31, 1996. The increase of $6,671,000 was a result of the addition of Hornschuch's gross profit of $7,662,000 or 26.8% to sales reflected in the nine month period ended December 31, 1997, offset by a decrease of $991,000 in gross profit at the U.S. operations. The decrease in gross profit in the U.S. was principally due to the decreased sales discussed above. Management anticipates that future gross profit margins will be favorably impacted by synergies between the U.S. and German operations which are now being implemented.

Selling, general and administrative expenses were $9,720,000 or 17.3% to sales for the nine months ended December 31, 1997 as compared with $4,111,000 or 12.6% to sales in the nine months ended December 31, 1996. The increase of $5,609,000 was a result of the addition of Hornschuch's selling, general and administrative expenses of $6,212,000 reflected in the nine month period ended December 31, 1997, offset by a decrease of $603,000 at the U.S. operations. The decrease in selling, general and administrative expenses in the U.S. was primarily a result of cost saving measures implemented in fiscal year 1997 and the workforce reductions in the current fiscal year (see Note 4 to unaudited consolidated financial statements).

Non-recurring charges of $1,461,000 were recorded in the nine months ended December 31, 1997 (see Note 4 to unaudited consolidated financial statements).

Interest expense was $2,439,000 for the nine months ended December 31, 1997 as compared with $1,861,000 in the prior year period. The increase of $578,000 is principally due to interest expense on Hornschuch's operating loans of $373,000 and the additional interest expense of approximately $830,000 associated with the acquisition debt, offset by a decrease in interest expense at the U.S. operations of approximately $625,000 which resulted from lower borrowings and lower overall interest rates on outstanding debt.

The Company recognized income before taxes and minority interest of $1,096,000 in the nine months ended Deccember 31, 1997 as compared with $2,073,000 in the prior year period. This decrease is principally a result of the non-recurring charge of $1,461,000 as well as the increased interest expense associated with the acquisition. These changes were partially offset by decreases in U.S.-based selling, general and administrative and interest expenses and the addition of Hornschuch's earnings since the acquisition resulting in a net change of $977,000. Management anticipates that operational synergies between the U.S. and German operations, which have yet to be reflected, will contribute to future income.

Net income of $335,000 for the nine months ended December 31, 1997 was $1,668,000 lower than the same period in the prior year as a result of the above noted changes, a $490,000 increase in the provision for income taxes and the deduction of $201,000 for the minority interest in earnings of subsidiary (see income tax and minority provision discussions above).




LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased from $6,253,000 at March 31, 1997 to $15,671,000 at December 31, 1997, a net change of $9,418,000. The increase is due to the addition of the working capital of Hornschuch of $10,663,000 at December 31, 1997, partially offset by the reclassification of the balance on a convertible debt of $1,250,000 (the "Convertible Note") from long-term to short-term debt.

Capital expenditures for the nine months ended December 31, 1997 were $1,828,000 which includes expenditures of $848,000 at Hornschuch since the acquisition. Decora's U.S. operation's expenditures are consistent with historical averages. Plans for the remainder of the fiscal year are likely to result in expenditures for the full year of approximately $1,200,000 for the U.S. operations, while Hornschuch's expenditures for the period following the acquisition are expected to total approximately $1,500,000.

Management believes that short-term liquidity needs will be satisfied through its existing lines of credit, through cash flows generated by operations and through the establishment of additional lines of credit, if required. Additionally, the Company is evaluating alternative financing sources which may be required to repay the Convertible Note which is convertible into common stock and is due in May 1998. Other routine requirements of the Company are likely to be met in the future through cash flows generated by operations and existing credit facilities.

                             DECORA INDUSTRIES, INC.




PART II- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is not currently subject to any material legal proceedings. Although the Company is subject to certain legal proceedings, the ultimate outcome of each proceeding will not, in the opinion of management, have a material adverse effect on the Company's financial position or results of operations.


ITEM 2. CHANGES IN SECURITIES

In connection with the acquisition of Hornschuch, the Company issued 187,500 shares of the Company's common stock in a private placement of securities in exchange for $750,000. Also, the Company granted Series A warrants to a pension fund (the"Pension Fund") which are currently exercisable for the purchase of 1,818,447 shares of the Company's common stock. The Series A warrants were granted in connection with financing provided by the Pension Fund for the acquisition of Hornschuch.

ITEM 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

 Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 18, 1997, at a special meeting of shareholders, the Company's shareholders' ratified a one-for-five reverse stock split of its common stock which was effective December 29, 1997. 29,350,172 shares were voted for the proposal, 447,839 shares were voted against the proposal and 105,406 shares abstained. The Company's shareholders also ratified a resolution to decrease the number of shares of authorized common stock from 45,000,000 to 20,000,000. 29,995,618 shares were voted for the proposal, 421,964 shares were voted against the proposal and 115,742 shares abstained.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

1. Stock Purchase Agreement by and between Baden-Wurtttenbergische Bank AG and Newco dated as of December 3,1997, as amended

2. Stock Purchase Agreement by and between der Kunz Holding GmbH & Co. KG and Newco dated As of August 18, 1997, as amended

3. Certificate of Designation of Series A Preferred Stock of Holdings dated September 26, 1997

4. Note and Warrant Purchase Agreement dated as of September 26, 1997 among Decora,

         Incorporated (dba Decora Manufacturing) ("Borrower"), Decora Industries, Inc. ("Holdings"), Dorrance Street Capital Advisors, LLC ("Agent") and Textron Master Trust ("Purchaser")

5. Common Warrant Certificate with respect to 2,136,534 shares of Holdings, Common Stock, dated September 29, 1997 issued by Holdings to Purchaser

6. Preferred Warrant Certificate with respect to 69,557 shares of Holdings Series A Stock, dated September 29, 1997 issued by Holdings to Purchaser

7. Contingent Common Warrant Certificate with respect to an indeterminate number of shares of Holdings Common Stock, dated September 29, 1997 issued by Holdings to Purchaser

8. 13% Senior Subordinated Note doe 2005, dated September 29, 1997 issued by Borrower in the principal amount of $18,000,000 to Purchaser

9. Inter-creditor Subordination Agreement, dated September 26, 1997, among Fleet Bank, Purchaser, Borrower and Holdings

10. Assignment, Pledge and Security Agreement dated September 26, 1997 of a $15,207,000 Note to Fleet Bank from Borrower

11. First Amendment to March 27, 1997 Note dated September 26, 1997, by and between Fleet Bank and Borrower regarding a $1,000,000 note

12. Second Amendment to Loan and Security Agreement dated September 26, 1997 by and between Fleet Bank and Borrower regarding a $3,3354,167 note

13. Credit and Reimbursement Agreement Modification Agreement No. 2 dated September 26, 1997, by and between Borrower and Fleet Bank in connection with a letter of credit issued by Fleet Bank in favor of Mellon Bank, FSB, as Trustee, concerning the issuance of $2,460,000 industrial revenue development bond

14. Sixth Amendment to Secured Revolving Line of Credit Agreement dated September 26, 1997 by and between Fleet Bank and Borrower regarding a note of up to $6,000,000

15. Note and Loan and Security Agreement Amendment No. 4 dated September 26, 1997 by and between Borrower and Fleet Bank regarding a $5,169,000 note

16. Promissory Note in the amount of $15,207,000 dated September 30, 1997 by Holdings to Borrower

17. Loan Agreement dated September 29, 1997 among Newco, Holdings and Dresdner Bank AG


----------
         All exhibits are incorporated by reference to the Company's Form 8-K dated October 1, 1997.

(b)      Reports on Form 8-K

1. Form 8-K dated October 1, 1997 reporting the acquisition of the 73.2% of the stock of Konrad Hornschuch AG

2.       Form 8-K/A dated October 1, 1997

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





DECORA INDUSTRIES, INC.

(REGISTRANT)



BY /s/ Timothy N. Burditt
   -----------------------

TIMOTHY N. BURDITT

EVP ADMINISTRATION & FINANCE



DATED: February 17, 1998