Form 10-K405
period 1998-03-31
DECORA INDUSTRIES INC
filed 1998-06-26
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-K




[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended March 31, 1998.

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

                                                         Name of each exchange
Title of Each Class                                       on which registered
-------------------                                      ---------------------
      NONE                                                       NONE


           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     X          No  ______



        Indicate by check mark if disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                             Yes     X          No  ______



        As of June 19, 1998, the Registrant had 7,331,378 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates as of June 19, 1998, was approximately $51,515,803 based on the average of the closing bid and asked prices on that date.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

Decora Industries, Inc. ("DII"), is a leading, worldwide manufacturer and marketer of self-adhesive consumer decorative products. DII, a holding company, is a Delaware corporation operating through its wholly owned subsidiaries, Decora, Incorporated ("Decora") and Decora Industries Deutschland GmbH ("DI Deutschland"). DI Deutschland owns approximately 76% of the stock of Konrad Hornschuch AG ("Hornschuch"). The main emphasis of DII and its subsidiaries (the "Company") is the world-wide development, manufacture and sale of self-adhesive consumer decorative products and of specialty industrial and commercial products, utilizing proprietary adhesive systems and coating technologies.

Con-Tact(R), Cobra(R) and Wearlon(R) are registered trademarks of Decora. d-c-fix(R), ceramo-fix(R), skai(R) and sol-pal(R) are registered trademarks of Hornschuch. Rubbermaid(R) is a registered trademark of Rubbermaid, Incorporated ("Rubbermaid").


HISTORY OF THE COMPANY

The Company's primary line of business, self-adhesive decorative products, was formerly known as the Decora Division of United Merchants and Manufacturers, Inc. ("UM&M"). In the 1950's, this division developed and was the exclusive manufacturer of the Con-Tact brand of products in the United States, and from 1981 through April 29, 1998 these products were distributed through an exclusive manufacturing and distribution arrangement with Rubbermaid, which purchased the Con-Tact trademark from UM&M in 1983. The Company acquired the manufacturing assets from UM&M in April 1990 and maintained the relationship with Rubbermaid. At the time of the 1990 acquisition, the Company was a holding company for numerous disparate industrial and telecommunication services businesses. In the early 1990's, the decision was made to rationalize these disparate businesses to focus on the Company's core decorative products business. Consequently, the Company underwent a significant divestiture program (which was completed in 1995) and in 1992 changed its name to "Decora Industries, Inc." to better reflect its core business. Subsequent to the completion of this divestiture program, the Company focused on broadening its product lines and customer base by developing a number of products based upon adhesive technologies to the extent possible within the constraints of the exclusive manufacturing and distribution agreement with Rubbermaid. Furthermore, the Company sought opportunities to enhance manufacturing capacity utilization, reduce customer concentration and broaden its distribution channels.

On October 1, 1997, the Company acquired 73.2% of the voting stock of Hornschuch through its newly formed subsidiary, DI Deutschland (the "Hornschuch Acquisition") which has since increased its ownership to approximately 76%. Hornschuch is the manufacturer and marketer of d-c-fix, one of the most popular consumer self-adhesive and surface covering brands outside of North America and is celebrating its 100th year of operation. Hornschuch also manufactures decorative and functional films for use by original equipment manufacturers ("OEM's") in the automotive, building, furniture, handbag, shoe and interior decoration markets. DI Deutschland is required to make a tender offer for the outstanding balance of Hornschuch shares (the "Hornschuch Minority Tender Offer") no later than March 1999 (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources").

On April 29, 1998, the Company acquired from Rubbermaid assets which constituted Rubbermaid's decorative coverings group (the "Decorative Coverings Group"), and which include trademarks, shelf space and manufacturing equipment (the "Rubbermaid Acquisition"). The assets purchased included the rights to three product lines: (i) the Con-Tact self-adhesive line, which is manufactured by Decora, (ii) the Shelf Liner light-adhesive line, which currently is manufactured by Rubbermaid, and (iii) the Grip Liner non-adhesive covering line, which is manufactured by a third party pursuant to the terms of an exclusive manufacturing agreement. The Rubbermaid Acquisition will enable Decora, which previously had been primarily only a manufacturer of Con-Tact, to integrate the marketing, sales and distribution of the Con-Tact product line and to capture the full manufacturer-to-retailer gross margin, although Decora will also significantly increase its selling, marketing and administrative expenses. In conjunction with the acquisition of Hornschuch, the Rubbermaid Acquisition has established the Company as the largest independent manufacturer and marketer of decorative self-adhesive consumer products worldwide.


NARRATIVE DESCRIPTION OF THE BUSINESS

GENERAL

The Company is a manufacturer and marketer of self-adhesive decorative and surface covering consumer products and of specialty industrial and commercial products. The Company markets its consumer products primarily under the Con-Tact and d-c-fix brands. These two consumer brands are considered to be two of the most recognized brands of such products in the world, especially in the United States and Europe. In the United States, the primary market for the Con-Tact brand, products are distributed to leading retailers such as Kmart, Target, The Home Depot and Wal-Mart where the products occupy prominent shelf space. Similarly, in Germany, Italy and the Czech Republic, d-c-fix products are sold directly to major retail chains such as Brico, Metro and Stinnes. In the remainder of Western Europe, Eastern Europe, South America, Africa, the Middle East and the Far East, products under both brands are sold and distributed through a network of approximately 65 wholesalers, independent distributors and agents.

Decora and Hornschuch utilize similar manufacturing processes to produce a wide variety of consumer and industrial products. Each finished product is assembled from a range of basic components such as film and adhesive using a wide variety of surface treatments and designs. Final performance attributes of these products are determined by the specific product application and consumer taste. The consumer products are used as (i) decorative coverings for household surfaces like shelving and cabinetry, (ii) arts and crafts project materials and
(iii) decorative and surface protection coverings for do-it-yourself home repair and improvement projects.

The commercial and industrial products also use a broad range of film, release and coating technologies. These products are sold to OEM's for use in (i) furniture, automotive, handbag and shoe products, (ii) pressure-sensitive hazardous marking tape products and (iii) coatings for industrial applications, such as those utilizing the Company's proprietary release technology sold under the brand name Wearlon.


INDUSTRY OVERVIEW

The Company operates in the plastics conversion and distribution industry with product offerings ranging from consumer self-adhesive, decorative and surface protection products to industrial laminates and textured films. The consumer, self-adhesive, decorative and surface protection products include versatile self-adhesive and non-adhesive products for use in a wide range of applications including shelf lining, do-it-yourself furniture and door repair and refurbishment, arts and crafts, window decoration, book covering, wall covering and general surface protection. Consumers purchase these products based upon their ease of application, design, durability and price. The products are sold in a wide variety of retail stores, ranging from mass-merchants like Wal-Mart to individual, independently owned food, drug and hardware stores. Within these stores, the products have been positioned primarily in the housewares segment in the United States and the do-it-yourself segment in Europe.

Industrial printed, coated and textured films are sold to users and OEM's in diversified markets with a majority of such sales made within Germany. Hornschuch supplies films for use in the manufacture of cabinets, furniture, automobiles, luggage and shoes. Customers require high quality products with exact design specifications and consistency as most products are intended to simulate the appearance and texture of natural materials such as wood, stone and leather.


CUSTOMERS

Decora sells Con-Tact products primarily to large retailers such as Kmart, Target, The Home Depot and Wal-Mart as well as to wholesalers who sell to smaller retailers and food, drug and hardware stores. Sales of decorative coverings products are concentrated. In calendar year 1997, prior to the Rubbermaid Acquisition, the Decorative Coverings Group's top three customers collectively represented 48% of the Decorative Coverings Group's net sales. The loss of any one or more of these customers could have a material adverse effect on Decora's business and financial condition. During fiscal 1998, prior to the Rubbermaid Acquisition, 31% of the Company's net sales were to Rubbermaid. Decora also has a German customer which purchases and distributes specially produced decorative coverings products in Germany and certain Eastern European countries and has industrial customers in the U.S. which purchase its tape and coating products.

Hornschuch has diverse consumer and industrial product lines utilizing similar adhesive or film technology. Its consumer decorative coverings products known as d-c-fix are sold worldwide to large and small retailers in Germany and to independent distributors outside of Germany. The top five customers for Hornschuch's decorative products in calendar year 1997 and for the post acquisition six month period ended March 31, 1998 represented 30% and 34% of its net sales, respectively. The loss of any one or more of these customers could have a material adverse effect on Hornschuch's business and financial condition. For calendar year 1997 and for the six months ended March 31, 1998, approximately 35% and 31%, respectively, of Hornschuch's net sales of decorative products were made in Germany and the remainder primarily in other parts of Europe, the Far East and the Middle East. In calendar year 1997 and for the six months ended March 31, 1998, a single distributor in Russia constituted 16% and 19% of Hornschuch's total decorative products net sales, respectively. Hornschuch's remaining divisions sell to the OEM market and each has diversified customers, except for the automotive division which sells primarily to four or five automotive manufacturers.


PRODUCTS AND MARKETS

The Company is a world leader in consumer self-adhesive decorative and surface covering products and owns what management believes to be two of the most popular consumer brand names in its markets, Con-Tact and d-c-fix. The Company also manufactures films and other products for industrial and OEM applications. In fiscal 1998, sales of consumer and industrial products represented 70% and 30% of total revenues, respectively; however, this composition reflects only six months of results from Hornschuch which has a higher percentage of industrial sales as discussed below.

Decora

Decora's primary consumer product is Con-Tact, a repositionable, self-adhesive, vinyl decorative covering material which is used for do-it-yourself shelf decorations, surface protection, arts and crafts and other applications. Con-Tact is the market leader in the U.S. consumer self-adhesive decorative market and is sold primarily in the housewares departments of mass merchandisers in the United States. Con-Tact is manufactured by Decora utilizing a proprietary and patented repositionable adhesive technology and is sold in roll form with a wide range of finishes including printed patterns, solid colors and clear vinyl. As a part of the Rubbermaid Acquisition, the Company also acquired Rubbermaid's Shelf Liner and Grip Liner product lines. Shelf Liner and Grip Liner are, like Con-Tact, decorative and functional covering materials. Shelf Liner is a light-adhesive covering material which is used primarily as a removable shelf liner. Grip Liner is a cushioned non-adhesive surface covering with non-slip qualities also used primarily for shelving applications. Decora intends to expand into and penetrate additional consumer product segments with both existing and new products.

Decora is also seeking to expand the sales which it derives from its industrial products, which are currently not material to Decora's overall business. Decora has developed an industrial coatings business which markets a range of proprietary coatings under the Wearlon brand name. These non-stick, yet abrasion-resistant, coatings are water-based and cure at room temperature, providing the industrial market with an environmentally friendly coating system for a range of specialized applications. Decora also markets various other industrial products, including commercial laminating, coating and printing services and a line of high quality hazardous marking tapes sold under Decora's Cobra trade name.

Hornschuch

Hornschuch's net sales for the six months ended March 31, 1998 were comprised 54% from consumer products and 46% from industrial products. For the twelve months ended December 31, 1997, sales from consumer and industrial products were 53% and 47%, respectively. Hornschuch's consumer products, in addition to d-c-fix self adhesive products, include table cloths and place mats.

Hornschuch's consumer products have historically been sold through the hardware/D-I-Y market, in contrast to those of Decora which typically have been marketed as a housewares application. As a result, Hornschuch's products differ somewhat from Decora's Con-Tact products in range of design, grade of materials and utility. Through Hornschuch, management expects to introduce Decora's housewares market-oriented products into Europe. Similarly, management expects to introduce products that currently target the D-I-Y market segment in Europe into the United States to address product line gaps in the Company's D-I-Y market offerings.

In addition to its consumer decorative products, Hornschuch has four industrial film (i.e., covering) product lines: technical films, fashion films, automotive films and laminates which accounted for approximately 7%, 19%, 10% and 11%, respectively, of Hornschuch's net sales in calendar year 1997. The technical films line includes products such as moisture barriers for ponds and pools while the fashion films line includes synthetic leathers and other materials which are sold for use in the manufacture of shoes, upholsteries and handbags. Hornschuch's automotive line primarily consists of artificial leather for use in automobile interiors, and its laminates line consists of films which are laminated to wood, metal and injection molded products during the manufacturing of furniture and cabinetry.


MARKETING AND DISTRIBUTION

Prior to the Hornschuch Acquisition and the Rubbermaid Acquisition, the Company, as primarily a contract manufacturer, did not incur traditional sales and marketing expenses. In the past, Rubbermaid had sold and distributed Decora's Con-Tact products and Decora conducted its international sales primarily through a limited number of distributors. As a result of the acquisitions, the Company now performs full sales and marketing activities to support its integrated manufacturing operations and sells directly to retailers. During a nine month transition period following the Rubbermaid Acquisition, Decora will continue to utilize the distribution services of Rubbermaid in an attempt to provide a smooth transition, and simultaneously is building its own marketing and sales team and establishing its own distribution system. There can be no assurances that the transition will occur smoothly or that it will be completed within management's cost estimates; however, Decora has engaged leading industry consultants to conduct and evaluate various marketing and distribution studies and is in the process of selecting and implementing the optimum marketing, sales and distribution strategies. Decora is also entitled to use the Rubbermaid name on products of the Decorative Coverings Group for a two-year period following the acquisition.

Hornschuch has complete marketing and distribution operations which handle sales in Germany. In addition, approximately 64 independent distributors and sales representatives marketing products in 160 countries worldwide purchase product directly from Hornschuch and resell to customers. In the Czech Republic and Italy, subsidiaries of Hornschuch also make direct sales. Industrial products are marketed to OEM's through a small group of technically-oriented sales persons.


COMPETITION

Consumer Decorative Coverings

The Con-Tact product line has long held the leading market position in the United States. The competition is divided among several smaller companies which have slightly increased their market share in the last several years in certain product categories. The Shelf Liner product line has dominated the light adhesive market with a leading market share for a significant period, while the Grip Liner product line is a significant player in a larger field of approximately four competitors, only one of which the Company believes has a market share in this category which is greater than Decora's. Although each product has a solid competitive position, availability of retail shelf space in the competitive retail market can be impacted both by products of direct competitors and by products serving different functions than Decora's products.

Hornschuch's decorative coverings products have been in the market since 1957. In Germany, Hornschuch has one significant competitor who is the market leader and, outside of Germany, Hornschuch competes with approximately ten smaller competitors based in various countries around the world.

The Company's decorative products compete effectively on the basis of brand name recognition, selection, price, service and quality of products, as well as retail shelf space and location.

Other Products

The Company sells industrial products in a variety of market segments including automotive, clothing, textile and furniture manufacturing. The Company does not hold a significant market share in any of these markets and competes with many larger and smaller competitors on the basis of quality, performance, customer service and price.

MANUFACTURING

Decora

The majority of the products sold by Decora are produced at its facility in Fort Edward, New York. Management believes that the plant currently has available capacity for use in connection with (i) a proposed expansion of existing and new decorative self-adhesive products and commercial and industrial products, (ii) the Rubbermaid Acquisition and (iii) the Hornschuch Acquisition. Decora also utilizes outside suppliers when required for certain specific printing, coating and finishing purposes for which it does not currently have sufficient industrial capabilities, as well as for temporary warehousing requirements. Decora purchases its Grip

Liner product from a third party supplier pursuant to an exclusive supply agreement which expires in August 1999. As part of the Rubbermaid Acquisition, during fiscal 1999 Decora will relocate and integrate into its Fort Edward, New York facility certain equipment used to manufacture Shelf Liner product at a cost of approximately $2.5 million prior to which time Rubbermaid will continue to manufacture Shelf Liner for Decora. Management also anticipates making capital expenditures in amounts similar to current annual levels in order to maintain operating efficiencies and add additional capacity as warranted by product demand and mix. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

The primary raw materials used in Decora's products are paper, poly vinyl chloride ("PVC"), adhesives, inks, silicone and other chemicals. Decora uses two primary suppliers for its PVC, and relations with such suppliers are good. Decora believes that it has alternative sources of supply for all of its significant and primary raw materials. Decora expects to purchase a portion of its sheet PVC from Hornschuch in the future.

Hornschuch

The majority of the products sold by Hornschuch are produced at its facility in Weissbach, Germany. Management believes that additional machinery will be required in order to make available capacity for the proposed expansion of its commercial and industrial products and to provide additional products to Decora. Historically, Hornschuch has entered into arrangements with various suppliers for certain specific printing purposes. In the future, Hornschuch expects to use fewer outside suppliers as additional manufacturing capacity is made available to it at Decora's Fort Edward, New York facility and through additional capital investment. Management of Hornschuch expects to increase its capital expenditures over the next three years to add further capacity including the acquisition of a printing machine to produce its laminate products.

As with Decora, the primary raw materials used in Hornschuch's products are paper, PVC, adhesives, inks, silicone and other chemicals. Hornschuch uses at least two primary suppliers for each of its raw materials, and relations with such suppliers are good. Management believes that Hornschuch has alternative sources for its significant and primary raw materials.


SEASONALITY

Decora has generally experienced higher sales and earnings in its first two fiscal quarters as a result of increased seasonal demand for Con-Tact products in the late spring and summer. The effect of this seasonality on the Company's consolidated operations has been somewhat moderated by the Hornschuch Acquisition. Overall, Hornschuch's historical sales have demonstrated little seasonality; however, sales of Hornschuch's consumer products are typically strongest in the fourth quarter. As the Company continues to emphasize its consumer product lines, it is anticipated that Hornschuch sales will reach higher levels during the fourth quarter.

RESEARCH AND DEVELOPMENT

Decora

Decora has reduced its research and development function and currently maintains a small internal research group, led by the inventor of the Company's adhesive and Wearlon technologies. The majority of recent efforts have been placed on the refinement and enhancement of existing products; however, that group also continues to pursue new consumer and industrial products and applications periodically. As a result of these research and development efforts, the Company has refined a high-end liquid coating product for certain industrial applications sold under the name Wearlon. Wearlon includes a water-based polymer which management believes is a breakthrough in coatings requiring non-stick and slip-lubricity properties. Decora owns a patent on a portion of this technology and the Boeing Company and certain other purchasers have recently started to use Wearlon industrial maintenance coating systems within their production lines for mold release and non-stick applications.

Hornschuch

The majority of Hornschuch's recent efforts have been placed on the refinement and enhancement of products already developed; however, a limited amount of research and development is devoted to the pursuit of new industrial products and applications. Recent research and development has de-emphasized automotive and fashion products and focused primarily on the development of laminated film products for desktops, tabletops and bookcases and new films for use in decorative product manufacturing.

Through collaboration on research and development efforts between Decora and Hornschuch, management believes that savings will result from the elimination of duplicate efforts as each of the firms currently markets products that the other was planning to develop. Management further believes that collaboration on research and development will also result in a quicker response to new product development through the sharing of technical expertise, although no assurance can be given that this will prove to be the case. In particular, management expects to benefit from the combined significant expertise in adhesive technology developed by Decora and significant expertise in film technology developed by Hornschuch.


PROPRIETARY RIGHTS

Decora

Decora owns the rights to the pressure sensitive adhesive technology used in the manufacturing of its self-adhesive Con-Tact products and owns the worldwide rights to the Con-Tact trade name. Con-Tact is a registered trademark in over 50 countries worldwide; however, sales of Con-Tact products outside of North America have been minimal. In connection with the Rubbermaid Acquisition, Decora also acquired 20 unregistered trade names. In addition, Decora owns the Cobra, Wearlon and Decora trade names. Decora is not aware of any circumstances that would negatively impact its trademarks. Decora has also applied for trade name and patent protection for certain of its other new products, including its protective and decorative thin film products and certain of its Wearlon liquid coatings and coating additives.

Decora believes that its commercial position is enhanced by the patents it owns as well as the know-how and trade secrets it has developed. Decora has also applied for foreign protection for certain of its technologies and trademarks. To further the development of certain products and establishment of a distribution network, certain of the Company's technologies have been licensed to third parties. Decora has executed trade secret and confidentiality agreements with its licensees and others to protect its proprietary rights as part of its intellectual property protection program.

Hornschuch

Hornschuch does not currently own any patents; rather, Hornschuch's management believes that Hornschuch's products are protected under the laws of Germany and elsewhere with respect to proprietary information. Hornschuch owns 22 German trademark registrations, four United States trademark registrations and 149 trademark registrations in all countries combined, where Hornschuch is active. Hornschuch's trademarks include d-c-fix, ceramo-fix, furnit, howesol, laif, noblessa, select, skai and sol-pal.

Management considers seven of Hornschuch's trademarks, including the original d-c-fix, skai, laif, furnit, select, howesol and sol-pal, to be important to Hornschuch's business. Hornschuch is not aware of any circumstances that would negatively impact its trademarks.

Although the Company seeks to protect its proprietary information by obtaining patents, registering trade names and entering into trade secret and confidentiality agreements, there is no guaranty that competitors will not misappropriate proprietary information or develop similar products that are outside the protection of the Company's patents, trade secrets and other proprietary rights.


GOVERNMENTAL REGULATION

The operations of Decora and Hornschuch are subject to regulation by various federal, state and local authorities regarding the manufacturing of their products. The Company's manufacturing facilities and products are subject to periodic inspection by federal, state and local authorities. The Company believes that it is currently in substantial compliance with all material governmental laws and regulations and maintains all material permits and licenses relating to its operations. Nevertheless, there can be no assurance that the Company is in full compliance with all such laws and regulations or that it will be able to comply with any future laws and regulations in a cost-effective manner. Failure by the Company to comply with applicable laws and regulations could subject it to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on the Company's business, financial condition or results of operations.

ENVIRONMENTAL MATTERS

Decora and Hornschuch's operations and properties are subject to numerous U.S. and German federal, state and local environmental laws and regulations relating to the emission, discharge, storage, treatment, handling, generation, transportation, release, disposal, investigation and remediation of certain materials, substances and wastes used in or resulting from its operations. As with other companies engaged in similar businesses, the nature of the Company's operations exposes it to the risk of liabilities or claims with respect to environmental matters, including those relating to the disposal and release of hazardous substances.

Decora has not made any material expenditures during the last three fiscal years in order to comply with environmental laws or regulations. Based on Decora's experience to date, Decora believes that the future cost of compliance with existing environmental laws and regulations and liability for known environmental conditions will not have a material adverse effect on the Company's business, financial condition or results of operations.

Hornschuch's manufacturing facility is located on property which has been used for manufacturing purposes for the last 100 years. The current facilities include water treatment and wastewater treatment facilities and an energy production facility. Management of Hornschuch reports that certain environmental issues may exist with respect to both Hornschuch-owned and third party waste disposal sites, wastewater discharges, and dust and hot air emissions. Hornschuch has set aside reserves that management believes are adequate to cover the estimated costs of remediation associated with these issues, if such remediation is required. However, the Company cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can it predict the amount of future expenditures which may be required in order to comply with such environmental or health and safety laws or regulations or to respond to new environmental claims.


EMPLOYEES

At March 31, 1998, DII employed four people in its corporate office, Decora employed approximately 164 people and Hornschuch employed approximately 717 people.

As of the same date, 113 of Decora's employees were represented by Local #13 United Paper Workers International Union (AFL-CIO) under a contract which was renegotiated and renewed in April 1996 and expires in March 1999.

As of the same date, 670 of Hornschuch's employees were represented by a labor union. Almost all of the union members belong to the Textile and Clothing trade union, which merged into the Metal trade union effective April 1, 1998. The most recent collective agreement for Hornschuch's employees (including both blue collar workers and white collar employees below management level) was signed in February 1997 and expires in May 1999.

Neither Decora nor Hornschuch has experienced any work stoppage in recent years, and management believes that relations with the Company's labor force are good.


ITEM 2.  PROPERTIES

Decora owns its 220,000 square foot facility located on approximately 12 acres in Fort Edward, New York. The Company's corporate headquarters are located within this facility. Hornschuch owns its approximately 1.0 million square foot facility located on approximately 48 acres in Weissbach, Germany. Decora also has leased 10,000 square feet of office space in Cleveland, Ohio which will house Decora's North American sales and marketing headquarters and which is anticipated to be occupied in July 1998.

Through a subsidiary corporation, Hornschuch also owns two commercial real estate properties which are unrelated to its operating business and which are being held for sale. Although these properties are currently generating rental income sufficient to cover related expenses, no assurance can be given that this will continue to be true in the future (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook").


ITEM 3.  LEGAL PROCEEDINGS

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

a.   Market Information

     The Company's Common Stock trades over the counter and is quoted on the Nasdaq SmallCap Market.

b.   Stock Price Information

     The following table reflects actual transactions in the Company's Common Stock, without retail markup, markdown or commissions for Fiscal 1997 and 1998. The high and low sales prices of the Common Stock for the periods indicated have been provided by the National Quotation Bureau, Inc. Stock prices reflect a one-for-five reverse stock split of the Company's Common Stock which became effective on December 29, 1997.

                                                        Sales Prices
                                                        ------------
                                                     High          Low
                                                     ----          ---
     Fiscal 1997:
          First Quarter                             $7 1/2       $5
          Second Quarter                             7 7/8        4 7/32
          Third Quarter                              6 1/4        4 3/8
          Fourth Quarter                             6 1/4        5 5/16

                                                     High          Low
                                                     ----          ---
     Fiscal 1998:
          First Quarter                              4 11/16      3 7/16
          Second Quarter                             5            3 1/8
          Third Quarter                              6 23/32      3 1/2
          Fourth Quarter                             5 7/8        4


     On June 19, 1998, the closing sales price for the shares in the over-the-counter market was $7.31, as reported by the National Quotation Bureau, Inc. The Company has also authorized a class of preferred stock, although no shares of preferred stock have been issued.

c.   Approximate Number of Holders of Common Stock.

     There were 174 holders of record of Common Stock as of June 19, 1998.

d.   Dividends

     The Company has never paid a cash dividend and intends to retain earnings, if any, for use in its business. The Company's agreements with its lenders restrict the ability of the Company to pay cash dividends and the Company does not presently intend to pay any cash dividends on its Common Stock for the foreseeable future.

e.   Recent Sales of Unregistered Securities

     In June 1997 and January and February 1998, DII granted options for the purchase of common stock to certain of its employees and directors for services rendered and as incentive compensation. Such options were granted in reliance on a private placement exemption from registration. The options were granted to a limited number of persons, all of whom have access to information about the Company, and restrictions were imposed on transfer of the options and underlying shares. Of the total 890,000 options granted, 60,000 had an exercise price of $4.75 per share, 130,000 had an exercise price of $5.00 per share, 560,000 had an exercise price of $5.50 per share and 140,000 had an exercise price of $6.00 per share. 560,000 of the options vested one third on the date of grant, with another third to vest in one year and another third to vest in two years. 110,000 options vest upon achievement of certain performance criteria over a three year period and the remaining 220,000 options vested on the date of grant. All options were granted at an exercise price which was either equal to or greater than the market price of the Company's common stock on the date of grant.

ITEM 6. SELECTED FINANCIAL INFORMATION.

The following selected financial data of the Company as to the five fiscal years ended March 31, 1998 are derived from the consolidated financial statements that have been audited by Price Waterhouse LLP as to all years.

The following table should be read in conjunction with the Company's historical consolidated financial statements and the notes thereto. Unless otherwise indicated, none of the information in the table includes discontinued operations of the Company. See Note 2 of the financial statements. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                             DECORA INDUSTRIES, INC.

                           SELECTED FINANCIAL DATA(1)
                     For the five years ended March 31, 1998

                      (In thousands except per share data)

                                                    Year Ended March 31,
                                      --------------------------------------------------
Statement of Operations Data:           1998      1997       1996       1995      1994
-----------------------------         -------    -------   -------    -------   --------
Net sales                            $ 98,407    $41,082   $38,828    $40,414    $39,955
Operating income                       11,049      4,726     4,108      3,895      4,192
Income from continuing operations       2,730      3,566     2,919      2,408      1,629
Loss from discontinued operations         --         --        --      (1,297)    (1,481)
                                     --------    -------   -------    -------    -------
Net income                           $  2,730    $ 3,566   $ 2,919    $ 1,111    $   148
                                     ========    =======   =======    =======    =======

Basic income (loss) per share(2):
  Continuing operations              $   0.38    $  0.51   $  0.45    $  0.40    $  0.27
  Discontinued operations                 --         --        --       (0.22)     (0.25)
                                     --------    -------   -------    -------    -------
  Net income(2)                      $   0.38    $  0.51   $  0.45    $  0.18    $  0.02
                                     ========    =======   =======    =======    =======

Diluted income (loss) per share(2):
  Continuing operations              $   0.35    $  0.46   $  0.44    $  0.40    $  0.27
  Discontinued operations                 --         --        --       (0.22)     (0.25)
                                     --------    -------   -------    -------    -------
  Net income(2)                      $   0.35    $  0.46   $  0.44    $  0.18    $  0.02
                                     ========    =======   =======    =======    =======

Balance Sheet Data:(4)
Total Assets                         $131,216    $37,189   $36,157    $31,021    $30,023
Working capital                      $ 16,133    $ 6,631   $ 1,460    $   238    $   515
Long-term Obligations                $ 74,540    $18,817   $20,299    $18,163    $18,473
Stockholders Equity                  $ 18,089    $14,503   $10,139    $ 4,396    $ 2,577

Cash Dividends per common share(3)        --         --        --         --          --

----------
(1) The selected historical operating data for the twelve months ended March 31, 1998 reflect the results of Hornschuch since the acquisition date of October 1, 1997. The Hornschuch Acquisition materially impacts the comparability of the information reflected in the selected financial data for fiscal 1998 to that of prior years (see Item 7, "Management's

     Discussion and Analysis of Financial Condition and Results of Operations"). Additionally, the selected financial data does not reflect the Rubbermaid Acquisition which was completed on April 29, 1998.

(2) Per share amounts reflect a one-for-five reverse stock split which became effective on December 29, 1997.

(3) The Company has not paid dividends during the five years ended March 31, 1998 and does not anticipate paying cash dividends in the foreseeable future.

(4) Historical balance sheet data has not been restated for discontinued operations in years prior to the year in which the relevant measurement date occurred.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company's efforts during fiscal 1998 were focused on transforming itself from a contract manufacturer for a customer representing approximately 90% of its business, to a worldwide leader in the self-adhesive consumer decorative products category through two significant acquisitions. On October 1, 1997, the Company completed the Hornschuch Acquisition, acquiring 73.2% of the outstanding shares of Hornschuch. Management believes that Hornschuch is the largest, independent, vertically integrated manufacturer and marketer of consumer self-adhesive decorative and surface coverings in Europe. Hornschuch is best known for d-c-fix, which is one of the largest brands of consumer self-adhesive decorative coverings in Europe and a popular brand in emerging markets outside Western Europe and North America. Hornschuch also has a significant industrial product line which includes sales of various film products to manufacturers of furniture, luggage and automobiles.

On March 30, 1998, the Company signed a definitive purchase agreement for the acquisition of the Decorative Products Group from Rubbermaid for $62.5 million, subject to adjustment (the "Rubbermaid Acquisition"). The Rubbermaid Acquisition closed on April 29, 1998 and included: (i) the Con-Tact self-adhesive line, which is currently manufactured by Decora, (ii) the Shelf Liner light-adhesive line, which is currently manufactured by Rubbermaid, and (iii) the Grip Liner non-adhesive covering line, which is currently manufactured by a third party pursuant to the terms of an exclusive manufacturing agreement. The Rubbermaid Acquisition will enable Decora, which previously had been primarily only a manufacturer of Con-Tact, to integrate the marketing, sales and distribution of the Con-Tact product line, as well as the other two product lines, with its manufacturing abilities. In conjunction with the financing of the Rubbermaid Acquisition, the Company refinanced a substantial portion of its outstanding debt and is in the process of making material investments which are required to integrate the acquired assets into the Company's business (see "Liquidity and Capital Resources" below).

As a result of these two acquisitions, the Company has established itself as the world-wide market leader in the self-adhesive consumer product category with significant competitive strengths including strong brand recognition, strong product placement with retailers, vertically integrated manufacturing operations, proprietary technologies, broad product lines and cross-selling opportunities. The Company's strategy is to integrate the recent acquisitions and to utilize its competitive strengths in order to maintain its leadership position and to increase shareholder value. An important initial focus for the Company is the enhancement of the Con-Tact brand in North America and the reversal of a declining sales trend of the acquired Decorative Products Group. While Management believes that some of the decline is attributable to reduction in inventories by retail customers, the Company will attempt to reverse the declining trend in sales not caused by inventory reductions through its selling, marketing and merchandising strategies, although no assurances can be given that such trend can be reversed (see "Outlook" below).

The results of operations of the Company for the twelve months ended March 31, 1998 reflect the results of Hornschuch since the acquisition date of October 1, 1997, thus affecting the comparability of results for such period to those of prior periods. Additionally, the results of operations for all periods presented do not reflect the Rubbermaid Acquisition, which was completed during the first quarter of fiscal 1999.


RESULTS OF OPERATIONS

Year Ended March 31, 1998 vs. Year Ended March 31, 1997

The Company's consolidated financial statements for the year ended March 31, 1998 are the first fiscal year to include post-acquisition results of Hornschuch and DI Deutschland (unless otherwise noted, in this section financial information regarding DI Deutschland represents the consolidated results and financial position of DI Deutschland and Hornschuch), which are so included for the final six months of such fiscal year. Net sales for the year ended March 31, 1998 were $98,407,000 as compared with net sales of $41,082,000 for the year ended March 31, 1997. The increase of $57,325,000 resulted principally from the inclusion of DI Deutschland net sales of $62,150,000 offset by a $5,856,000 decrease in Decora's net sales to its principal U.S. customer, Rubbermaid. DI Deutschland's net sales for the fourth quarter were 17% above third quarter sales reflecting both the seasonally peak selling period for decorative products and unusually strong sales from certain decorative product customers. The decrease in net sales in the United States resulted primarily from inventory reductions initiated by Rubbermaid in an effort to implement a just-in-time replenishment of inventory levels, as well as inventory reductions by certain retailers. Export net sales from U.S. operations were $5,020,000 for the year ended March 31, 1998, reflecting an increase of $858,000 as compared with $4,162,000 in the year ended March 31, 1997. Net sales of U.S.-based, non-core and industrial products were $749,000 during the year ended March 31, 1998 as compared with $527,000 in the year ended March 31, 1997.

Gross profit was $30,187,000, or 30.7% of net sales, for the year ended March 31, 1998 as compared with $10,579,000, or 25.8% of net sales, for the year ended March 31, 1997. The increase of $19,608,000 was a result of the addition of DI Deutschland's gross profit of $20,897,000 reflected in the year ended March 31, 1998, offset by a decrease of $1,289,000 in gross profit at the U.S. operations. The decrease in gross profit in the United States was principally due to the decreased net sales discussed above. Gross profit margin increased by 4.9 percentage points primarily because of the higher gross profit margin contributed by DI Deutschland's operations in the year ended March 31, 1998. DI Deutschland's higher gross profit margin reflects its different product mix and its greater degree of vertical integration than the U.S. operations. DI Deutschland's gross profit margin was also favorably impacted by changes in product mix in the fourth quarter due to increased sales of more profitable decorative products and overall favorable volume variances during the seasonally strong quarter.

Selling, general and administrative expenses were $17,677,000, or 18.0% of net sales, for the year ended March 31, 1998 as compared with $5,853,000, or 14.2% of net sales, in the year ended March 31, 1997. The increase of $11,824,000 was a result of the addition of DI Deutschland's selling, general and administrative expenses of $12,764,000 reflected in the year ended March 31, 1998, offset by a decrease of $889,000 at the

U.S. operations. The decrease in selling, general and administrative expenses in the United States was primarily a result of cost-saving measures implemented in fiscal year 1997 and workforce reductions implemented in the 1998 fiscal year. The 3.8 percentage point increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the inclusion of the results of DI Deutschland in the current year, since DI Deutschland's selling, general and administrative expenses comprised a higher percentage of its net sales than those of the U.S. operations due to its greater level of integrated sales and marketing operations.

Non-recurring charges of $1,461,000 were recorded in the year ended March 31, 1998. Of these charges, $531,000 was recorded relative to severance costs for U.S. workforce reductions implemented in anticipation of operating synergies with Hornschuch, and $141,000 was recorded relative to print tooling redundancies between the two operations. An additional $789,000 was recorded to reserve against certain notes receivable which the Company obtained in fiscal years 1996 and 1995 in conjunction with the sale of previously discontinued non-core operations.

Interest expense was $3,829,000 for the year ended March 31, 1998 as compared with $2,319,000 in the year ended March 31, 1997. The increase of $1,510,000 is principally due to interest expense of $563,000 on Hornschuch's operating loans and the additional interest expense of approximately $1,826,000 associated with the Hornschuch Acquisition debt, offset by a decrease in interest expense at the U.S. operations of approximately $879,000 which resulted from lower borrowings and lower overall interest rates on outstanding debt.

The Company recognized income before taxes and minority interest of $7,220,000 in the year ended March 31, 1998, as compared with $2,407,000 in the year ended March 31, 1997. This increase is principally a result of earnings of DI Deutschland since the acquisition and decreases in U.S.-based selling, general and administrative and interest expenses partially offset by the non-recurring charge of $1,461,000, as well as increased interest expense associated with the Hornschuch Acquisition.

Net income of $2,730,000 for the year ended March 31, 1998 was $836,000 lower than the year ended March 31, 1997 as a result of the above noted changes, a $4,437,000 increase in the provision for income taxes and a $1,212,000 deduction for the minority interest in earnings of Hornschuch.

Year Ended March 31, 1997 vs. Year Ended March 31, 1996

Net sales were $41,082,000 for the year ended March 31, 1997 compared to $38,828,000 for the year ended March 31, 1996, an increase of 6%. This increase resulted from significant growth in net sales of decorative products to international customers, as well as increased net sales to the Company's principal customer, Rubbermaid. In the prior year, net sales to Rubbermaid had been negatively impacted by inventory consolidation and shipment delays related to the acquisition and installation of finish packaging operations in the Company's Fort Edward facility. The prior year also reflected lower per unit net sales during the first quarter, prior to the start-up of such new operations, in comparison to the full year of such operations during fiscal 1997. While net sales to Rubbermaid increased $1,407,000, or 4%, over the prior year amount, unit shipment volumes during fiscal 1997 decreased by 1% and remained below historical averages. The Company believes that this decline is partially a result of lower sales by Rubbermaid to its customers and additional inventory reductions at Rubbermaid.

International net sales of self-adhesive decorative products were $4,465,000, an increase of $2,204,000 over the prior year. The majority of this increase was derived from the export of products for sale in the European market in addition to increased volume of products sold to other international markets. Net sales from proprietary non-core decorative products such as thin film and industrial products for the year ended March 31, 1997 were $1,166,000 lower than in fiscal 1996 as certain redesigned decorative products were not introduced into the market until January 1997, when the Company introduced its Decora Tile Art(TM), Decora Wall Art(TM) and Decora Glass Art(TM) programs at the International Housewares Show in Chicago.

Gross profit for fiscal 1997 was $10,579,000, or $5,000 lower than the prior year's gross profit of $10,584,000. The Company's gross profit margin was 25.8% during fiscal 1997, or 1.5% lower than the prior year's margin of 27.3%, reflecting the full year's impact of increased depreciation and amortization expenses in cost of goods sold related to the manufacturing expansion completed in September 1995 of the prior year as well as changes in product mix. The gross profit margin was also impacted by the ramp-up of a new international program whereby shorter production runs and related inefficiencies were required to support product shipments. Other contributing factors to the change in gross margin were changes in production volume and product mix.

Selling, general and administrative expenses were $5,853,000 during fiscal 1997, or $623,000 lower than the prior year's expenses of $6,476,000. This reduction reflects the impact of cost saving measures which were implemented during the last four months of fiscal 1996, including an early retirement program which resulted in a one-time charge of $282,000 to the prior year's expense. Lower expenditures also resulted from reduced research and development expense as the Company continued to shift its emphasis from pure development to the sale of commercialized products. As a result of the above changes, operating income for the year ended March 31, 1997 increased to $4,726,000 from $4,108,000 during the prior year.

Net income for the year ended March 31, 1997 was $3,566,000, an increase of $647,000 over the prior year's net income of $2,919,000. Interest expense was $2,319,000 for the year ended March 31, 1997 versus $2,675,000 in the prior year, a decrease of $356,000. Such decrease resulted from reduced borrowings and reduced interest rates on new borrowings which were used to refinance pre-existing, higher cost obligations.
 Income from continuing operations was also impacted favorably by a tax benefit of $1,159,000 resulting from net operating loss carry forwards which had previously been partially reserved for. The continued profitability of the Company resulted in the recognition of the remaining benefit under accounting principles applicable to the Company's net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash flow are cash from operations and borrowings under its credit facilities. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing of acquisitions.

The Company's net working capital increased from $6,631,000 at March 31, 1997 to $16,133,000 at March 31, 1998, an increase of $9,502,000. The increase is due to the addition of the net working capital of DI Deutschland of $9,075,000 at March 31, 1998.

Consolidated cash balances as of March 31, 1998 were $1,807,000 which are limited by certain security agreements, minority interests and debt covenants as to use. During recent fiscal periods, DII's subsidiaries generated cash from operations which was utilized primarily to fund working capital requirements and repay debt, and DII was funded with management fees, proceeds of notes receivable and proceeds from the private placement of equity securities.

Net cash flow from operating activities for the year ended March 31, 1998 was $14,840,000 versus cash flow from operating activities of $3,082,000 for the year ended March 31, 1997. A decrease in net income was offset primarily by increased depreciation and amortization and the increase in net working capital noted above.

Capital expenditures for the year ended March 31, 1998 were $1,778,000 versus $489,000 for the year ended March 31, 1997. The recent period includes expenditures of $993,000 at DI Deutschland subsequent to the Hornschuch Acquisition. Expenditures of Decora's U.S. operations are consistent with historical averages. The Company anticipates increasing spending on capital projects to $10,500,000 in the fiscal year ending March 31, 1999. As a result of the April 1998 acquisition of Rubbermaid's Decorative Coverings Group ("DCG"), Decora anticipates spending approximately $2,500,000 to move Rubbermaid's Shelf Liner equipment from Ohio and install it at Decora's Fort Edward, New York facility and approximately $2,000,000 to install systems and pay related expenses necessary to establish Decora's new sales, distribution and customer service functions.

In October 1997, the Company purchased 73.2% of the shares of Hornschuch for approximately $38.4 million, which was funded with the proceeds of loans from senior and subordinated lenders and the proceeds from a private placement of common stock. The Company currently owns approximately 76% of the outstanding shares of Hornschuch. As a result of the Hornschuch Acquisition, the Company's consolidated operations and cash flow became significantly exposed to changes in exchange rates between the U.S. dollar and the Deutsche Mark, as well as, to a limited extent, other foreign currencies. To date, the Company has engaged in limited hedging transactions to protect against fluctuations in exchange rates relative to the payment of interest on the senior loans utilized to fund the Hornschuch Acquisition. Although the Company plans to utilize limited hedging strategies in the future as the need arises, its profitability will continue to be affected by fluctuations in foreign exchange rates.

Concurrent with the April 1998 acquisition of the DCG, DII issued $112.75 million of senior secured notes. The notes were issued with an original issue discount of $2,664,000 resulting in gross cash proceeds of $110,086,000. The interest rate on the notes is 11% which is paid semi-annually and no principal payments are required prior to maturity on May 1, 2005. In addition,
(i) Hornschuch borrowed approximately $10.0 million under its secured credit facilities; (ii) Hornschuch loaned Decora such $10.0 million pursuant to a secured intercompany note, the proceeds of which were used by Decora to partially finance the acquisition of the DCG; and (iii) Decora entered into a three year, $15.0 million secured revolving line of credit facility which, as of June 19, 1998, has not been utilized. Availability under the credit line is based on a factor of the amount of accounts receivable and inventory held by Decora. In addition to financing the acquisition of the DCG, these borrowings refinanced approximately $32.1 million of debt of DII and Decora, will finance the Hornschuch Minority Tender Offer and will be used for general corporate purposes including working capital requirements and the relocation of manufacturing assets noted above.


OUTLOOK

The completion of the Hornschuch and Rubbermaid Acquisitions represent significant achievements for the Company and create significant opportunities for strengthening the Company's market position and increasing sales world-wide. During fiscal 1999, the Company intends to focus its efforts on areas which are key to achieving its operational and financial goals, including the following:

o Enhance the North American brands acquired from Rubbermaid and defend market share.
o Complete the development of its North American sales and distribution infrastructure.
o    Expand international sales.
o Implement manufacturing and product synergies between North American and German operations.

As a result of financing associated with the Rubbermaid and Hornschuch Acquisitions, the Company has substantial debt in relation to its shareholders' equity, as well as substantial debt service requirements that are significant compared to its cash flow from operations. As of March 31, 1998, on an adjusted pro forma basis (after giving effect to an extraordinary charge, net of income tax effect of approximately $2,130,000 for pre-payment premium and the write-off of certain unamortized financing costs relating the debt being refinanced), the Company would have had consolidated outstanding indebtedness of approximately $143.5 million, which would have represented 90% of total capitalization. The Company's ability to service its debt will depend upon the Company's future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. If the Company is unable to service its indebtedness, it may be required to alter its business plans, restructure or refinance its indebtedness or seek additional equity capital. There can be no assurance that the Company would be able to accomplish these objectives on terms acceptable to it, if at all.

The Company did not acquire the distribution or sales and marketing operations from Rubbermaid as part of the Rubbermaid Acquisition, and the Company does not currently have operations which can fulfill such distribution and sales and marketing requirements. Additionally, Rubbermaid will continue to manufacture the Shelf Liner product line until such operations can be relocated to Decora's facility in Fort Edward, New York. For a nine-month transition period which ends in January 1999, Rubbermaid will continue to provide manufacturing, warehousing, shipping, order entry, customer service, billing and collection functions for Decora on a contractual basis, until such activities have been transferred to Decora. Decora has initiated implementation of a complete distribution and sales system, including the installation of systems and infrastructure, the hiring of personnel and the transition of customer interface. Plans for the relocation of the manufacturing operations are also in process. While Decora plans to complete the transition prior to January 1999, the inability to complete the transition as planned could result in increased investment requirements, increased operating costs, loss of sales, loss of customers and reduction in operating cash flow available to service required debt payments.

Because the DCG was operated under Rubbermaid's centralized management system, the Company was not able to determine the cost of certain services and functions required for operation of the DCG which were provided by Rubbermaid's centralized system (including all advertising, distribution and selling, general and administrative expenses). The failure to estimate such costs accurately going forward could have a material adverse effect on the Company's business, financial condition or results of operations.

The Company's foreign operations are conducted primarily through Hornschuch. The Company's European operations, representing approximately 79% of the Company's net sales for the six months ended March 31, 1998, are subject to special risks inherent in doing business outside the United States, including governmental instability, war and other international conflicts, civil and labor disturbances, requirements of local ownership, partial or total expropriation, nationalization, currency devaluation, foreign exchange controls and foreign laws and policies, each of which may limit the movement of assets or funds or result in the deprivation of contract rights or the taking of property without fair compensation.

Certain indirect subsidiaries of Hornschuch own two commercial real estate properties in Germany which are unrelated to its operating business and which collateralize bank loans totaling approximately $16,298,000. Currently, the properties are producing rental income sufficient to cover interest payments. Management is attempting to sell the properties; however, there is no assurance that the properties can be sold in the near term, or at all, at a price which will be sufficient to repay the loans in full. If not, Hornschuch could be required to pay amounts due under the loans, which could have a material adverse effect on Hornschuch's business and financial condition.


YEAR 2000 RISKS

The Company has conducted a review of its electronic data processing systems to assess what changes might be needed for those systems to recognize the year 2000 and not to treat any date after December 31, 1999 as a date during the twentieth century. In conjunction with the Rubbermaid Acquisition, during fiscal 1999 Decora is purchasing and installing new electronic data processing systems which will replace its existing systems and will be fully year 2000 compliant. Management believes that all such changes can be implemented in an orderly and timely manner. Costs to modify existing systems are not anticipated to be material while the cost for installation of the new systems described above are anticipated to total approximately $1,000,000. The Company plans to try to coordinate its response to these issues with those third parties with whom the Company engages in electronic transactions, both domestically and internationally, including suppliers, customers, creditors and financial service organizations, although the Company cannot effectively ensure against all potential Year 2000 problems that might originate with third parties. If the Company or any third party with whom the Company does business were to have a Year 2000 problem, the Company's business could be seriously disrupted and the Company's financial condition and results of operations could be materially adversely affected.


FORWARD LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All estimates, forecasts and projections regarding future business, industry and financial performance and results and all other statements that are not historical facts are forward-looking statements. Such statements, estimates, forecasts and projections reflect various assumptions by the Company concerning anticipated results and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company. Accordingly, there can be no assurance that such statements, estimates, forecasts and projections will be realized. The forecast and actual results will likely vary and those variations may be material. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed herein in conjunction with the forward-looking statements and elsewhere in this report.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is submitted in response to Part IV hereof. See the Index to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

                        DIRECTORS AND EXECUTIVE OFFICERS


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS OF DII
AND OFFICERS OF SUBSIDIARIES

     The following table sets forth each of the executive officers and directors of DII and key officers of DII's' subsidiaries, including present position with DII or its subsidiaries and their ages as of June 19, 1998:

             NAME              Age                         Position
             ----              ---                         --------
Nathan Hevrony................  46   Director, Chairman, Chief Executive Officer
Timothy N. Burditt............  43   Executive Vice President, Administration and Finance, Secretary
Earl A. Wearsch...............  52   Executive Vice President; President and General Manager of Decora
Hans-Georg Stahmer............  51   Executive Vice President; President and Member of Hornschuch
                                     Management Board
Bernhard Muller...............  40   Executive Vice President; Member of Hornschuch Management Board
Richard A. DeCoste............  59   Executive Vice President; Vice President of Operations of Decora
Frank J. Nolfi, Jr............  65   Vice President-- Finance of Decora
Roger Grafftey-Smith..........  67   Director
Gabriel Thomas................  57   Director
Stephen Verchick..............  57   Director
Ronald Artzer.................  54   Director

     Nathan Hevrony. Mr. Hevrony has served as a director of DII since August 1988 and as Chief Executive Officer and Chairman of the Board of DII since October 1989.

     Timothy N. Burditt. Mr. Burditt was named Executive Vice President, Administration and Finance of DII in April 1993 and was named Secretary in August 1993.

     Earl A. Wearsch. Mr. Wearsch was named Executive Vice President of DII and President and General Manager of Decora in January 1998. From 1983 to 1997, Mr. Wearsch served in various senior management and sales/marketing positions with Glidden, a manufacturer of paint and coatings.

     Hans-Georg Stahmer. Mr. Stahmer was named Executive Vice President of DII in February 1998. Since 1995, Mr. Stahmer has served as the President and a member of the Management Board of Hornschuch. His term of office with Hornschuch expires on September 30, 2000. From 1987 to 1995, Mr. Stahmer held various management positions with Black & Decker GmbH, most recently as Managing Director.

     Bernhard Muller. Dr. Muller was named Executive Vice President of DII in February 1998. Since April 1997, Dr. Muller has been one of two members of the Management Board of Hornschuch. His term of office with Hornschuch expires on December 31, 2002. From June 1993 to March 1997, Dr. Muller was employed by Fresenius Ltd., a company which produces disposable materials for the medical industry. From 1990 to May 1993, Dr. Muller held positions at Bertelsmann Ltd., a printing company.

     Richard A. DeCoste. Mr. DeCoste joined Decora in January 1993. In February 1994, Mr. DeCoste became President of its Consumer Decorative Products Group. In November 1994, he became Executive Vice President of DII. In June 1997, he became Vice President of Operations of Decora.

     Frank J. Nolfi, Jr. Mr. Nolfi has served as Vice-President Finance of Decora since its acquisition by DII in April 1990. He served in the same position for the Uniglass Industries division of the prior owner, United Merchants and Manufacturers, Inc.

     Roger Grafftey-Smith. Mr. Grafftey-Smith has served as a director of DII since August 1988 and has been a managing partner of Grafftey-Smith & Associates, an international financial consulting firm, since 1981. Mr. Grafftey-Smith also serves as a director of Americanino Capital Corporation, a publicly-traded corporation.

     Gabriel Thomas. Mr. Thomas has served as a director of DII since June 1991. He has served as President and Director of Unilab Corporation, a clinical laboratory services company, since December 1989.

     Stephen H. Verchick. Mr. Verchick has served as a director of DII since October 1993. He has been engaged in the private practice of law as President of Stephen H. Verchick & Associates, Professional Corporation, in Beverly Hills, California, for the past 24 years. Mr. Verchick is also President of Warner Capital Associates, a Los Angeles-based venture capital firm.

     Ronald A. Artzer. Mr. Artzer has served as a director of DII since May 1994. Since August 1997, he has been a self-employed management consultant. From March 1994 to August 1997, Mr. Artzer served as President and Chief Executive Officer of SoPakCo Foods, a food processing and packaging company. From 1991 to 1993, Mr. Artzer served as President and Chief Executive Officer of Design Foods, a Division of Sara Lee Corporation.

     Officers of DII are elected by the Board of Directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the Board of Directors. There are no family relationships between any director or executive officer of DII and any other director or executive officer of DII.

     Directors of DII hold office until the next annual meeting of shareholders, until successors are elected and qualified or until their earlier resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION

     The tables and discussion below set forth information about the compensation awarded to, earned by or paid to DII's Chief Executive Officer and its three other most highly compensated executive officers during the fiscal years ended March 31, 1998, 1997 and 1996.


                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM
                                                                                  COMPENSATION
                                   FISCAL        ANNUAL COMPENSATION        SHARES UNDERLYING
NAME AND PRINCIPAL POSITION         YEAR       SALARY          BONUS                 OPTIONS(1)
---------------------------         ----      --------       --------       -------------------
Nathan Hevrony..................    1998      $217,644(2)    $400,000                  300,000
Chief Executive Officer             1997      $185,000(2)    $ 40,000                      --
                                    1996      $185,000(2)          --                      --
Timothy N. Burditt..............    1998      $141,592       $275,000                   60,000
Executive Vice President,           1997      $120,000       $ 15,000                      --
  Administration and Finance        1996      $120,000       $ 20,000                    5,000
Hans-Georg Atahmer(3)...........    1998      $108,132       $ 39,714                   60,000(3)
President & Member of Hornshuch     1997          --              --                       --
  Management Board                  1996          --              --                       --
Richard A. DeCoste..............    1998      $140,000       $    --                    50,000
Director of Operations,             1997      $125,000       $  5,000                      --
  Decora, Incorporated              1996      $125,000            --                       --

----------
(1) The option share totals reflect the one-for-five reverse stock split which was effective December 29, 1997.
(2) DII also paid the premium of $17,665 for term life insurance for the benefit of Mr. Hevrony.
(3) Vesting of the options is contingent on achieving certain performance criteria during fiscal 1999, 2000 and 2001.


EMPLOYMENT AGREEMENTS

DII has an employment agreement with Mr. Hevrony, its Chief Executive Officer, until May 31, 2000. The agreement was amended in February 1998 to provide for an annual salary of $325,000 and additional compensation for any additional acquisitions calculated pursuant to the acquisition incentive plan of DII which provides for an amount equal to the product of (i) the ratio of EBITDA of an acquired company during the twelve month period prior to acquisition of such company to the EBITDA of DII (derived from all net sales of DII other than the net sales of the acquired company) during fiscal year 1998, and (ii) one half of his annualized base salary, exclusive of bonus payments, relocation payments or allowances and other benefit payments, but including any payments for unused and accrued vacation and holiday time (the "Acquisition Incentive Bonus"). In August 1997, a bonus of $50,000 was paid to Mr. Hevrony based upon DII's performance during fiscal year 1997; the amount was based upon the favorable restructuring of DII's outstanding loans and his role in developing new technologies. Mr. Hevrony also has been awarded a bonus of $350,000 for his role in the Hornschuch Acquisition in lieu of an Acquisition Incentive Bonus; $87,500 of such amount was paid in fiscal 1998. Mr. Hevrony's employment agreement shall terminate upon breach of a material term of the agreement or upon the permanent disability of Mr. Hevrony. In the event of termination without cause (as defined in such agreement), Mr. Hevrony is entitled to receive compensation for the remainder of the term of the agreement (through May 31, 2000) and an additional 24-month period.

DII has an employment agreement with Mr. Burditt until June 30, 2001, which agreement was amended in February 1998 to provide minimum annual compensation in the amount of $185,000 and additional compensation calculated as an Acquisition Incentive Bonus. A bonus of $25,000 was paid to Mr. Burditt in August 1997 based upon DII's performance during fiscal 1997. Mr. Burditt has also been awarded a bonus of $250,000 for his role in the Hornschuch Acquisition in lieu of an Acquisition Incentive Bonus; $62,500 of such amount was paid in fiscal 1998. Upon termination without cause, Mr. Burditt is entitled to receive any earned but unpaid bonuses on a pro-rata basis, plus compensation for the greater of twelve months from the date of termination or the remainder of the term.

DII has a three-year employment agreement with Richard DeCoste, Decora's Vice President of Operations, until May 30, 2000 which provides for annual compensation of $140,000. Upon termination without cause, Mr. DeCoste is entitled to receive compensation for the lesser of 12 months or to the end of the term. As part of his recent employment agreement, Mr. DeCoste was granted an option to purchase 20,000 shares of DII common stock at $5.00 per share. All of such options are currently vested.

Hornschuch has an employment agreement with Mr. Stahmer until September 30, 2000, which agreement was amended in March 1998. Pursuant to the agreement, Mr. Stahmer is an Executive Vice President of DII. The agreement provides for base compensation in the amount of DM400,000, with an annual bonus consisting of a cash component of up to DM250,000 in 1998 and DM300,000 in 1999 and 2000. Additional compensation is payable if other performance targets are met.

Hornschuch has an employment agreement with Dr. Bernhard Muller until December 31, 2000 which was amended on February 20, 1998. Pursuant to the agreement, Dr. Muller is an Executive Vice President of DII. The agreement provides for base compensation of DM335,000 with an annual bonus consisting of a cash component of up to DM250,000 in 1998 and DM200,000 in 1999 and 2000 and incentive stock options subject to performance. Additional compensation is payable if other performance compensation targets are met.

As of January 8, 1998, Decora entered into a three-year employment agreement with Earl A. Wearsch, its President and General Manager, which provides for annual compensation of $170,000, $185,000 and $200,000, respectively, for the first, second and third year of the term. As part of the employment agreement, Mr. Wearsch was awarded an option to purchase 60,000 shares of DII common stock at $4.75 per share. Upon termination without cause, Mr. Wearsch is entitled to receive compensation for 12 months from the date of termination. Upon the occurrence of certain "change of control" events, Mr. Wearsch shall be entitled to resign his position and receive compensation for 12 months following the resignation.

                OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 1998

                                                                                     Potential
                                                                            Realizable Value at Assumed
                                                                             Annual Rates of Stock Price
                            Individual Grants                               Appreciation for Option Term
------------------------------------------------------------------------    --------------------------------
                                     % of Total
                        Number of      Options
                          Shares     Granted to
                        Underlying    Employees
                         Options    in the Fiscal  Exercise   Expiration
          Name          Granted(1)      Year        Price        Date        0%            5%       10%
------------------      ----------  -------------  --------   ----------    ----       --------    --------
Nathan Hevrony           300,000(2)         44.8%   $5.50     2-18-2003     $-0-       $120,000    $585,000
Timothy N. Burditt        60,000(2)          9.0%   $5.50     2-18-2003     $-0-       $ 24,000    $117,000
Richard A. DeCoste        30,000(2)          4.5%   $6.00     2-18-2003     $-0-       $    -0-    $ 43,500
                          20,000(3)          3.0%   $5.00     5-31-2000     $-0-       $    -0-    $ 30,800
Hans-Georg Stahmer        60,000(4)          9.0%   $5.00     6-30-2004     $-0-       $    -0-    $ 92,400

----------
(1) Option share totals reflect the one-for-five reverse stock split that was effective December 29, 1997.
(2) The options vest as follows: one third on the date of grant, one third on February 19, 1999 and one third on February 19, 2000.
(3)  The options vested on the date of grant.
(4) The options vest over a thee year period contingent on achieving certain performance criteria.


                AGGREGATED MARCH 31, 1998 YEAR END OPTION VALUES

                            NUMBER OF SHARES UNDERLYING             VALUE OF UNEXERCISED
                                    UNEXERCISED                     IN-THE-MONEY OPTIONS
                           OPTIONS AT FISCAL YEAR END(1)           AT FISCAL YEAR END(2)
                           -----------------------------        ----------------------------
    NAME                   EXERCISABLE     UNEXERCISABLE        EXERCISABLE    UNEXERCISABLE
    ----                   -----------     -------------        -----------    -------------
Nathan Hevrony..........        250,000       280,000            $32,000           $37,600
Timothy N. Burditt......         45,000        40,000            $ 5,200           $ 7,520
Richard A. DeCoste......         45,000        20,000            $13,760           $     0
Hans-Georg Stahmer......              0        60,000            $     0           $     0

----------
(1) Option share totals reflect the one-for-five reverse stock split which was effective December 29, 1997.
(2) Value of unexercised in-the-money options was calculated using the closing sales price for DII's stock on March 31, 1998.

During the year ended March 31, 1998, none of the executive officers exercised any outstanding stock options. The only unexercised options held by such executive officers as of March 31, 1998 are shown in the table above.

COMPENSATION OF DIRECTORS

Directors are paid $10,000 per year and $500 for each committee meeting which they attend. Directors may also receive stock options under DII's 1987 Stock Option Plan, or by other grant by DII. DII reimburses directors for reasonable expenses incurred in connection with their attendance at meetings and other Company related functions.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 19, 1998, certain information with respect to the common stock of DII which may be deemed to be beneficially owned by each stockholder who is known by DII to own more than 5% of the outstanding common stock, by each director and executive officer of DII and by all directors and executive officers of DII as a group. The share totals reflect a one-for-five reverse stock split which was effective December 29, 1997.

NAME AND                                                                           PERCENT
ADDRESS OF                               COMMON          OTHER                       OF
BENEFICIAL OWNER(1)                       STOCK      SECURITIES(2)    TOTAL         CLASS
-------------------                      ------      -------------  ---------      -------
State Street Bank & Trust............      0          1,818,447     1,818,447        19.9%
Company, Trustee
Textron Master Trust
One Enterprise Drive
Master Trust -- W6C
North Quincy, MA 02171

Robert W. Johnson, IV(3).............    391,265(4)     385,000(5)    776,265        10.1%
The Johnson Company
630 Fifth Avenue, Suite 1510
New York, NY 10111

Cumberland Associates................    563,900(5)           0       563,900         7.7%
1114 Avenue of the Americas
New York, NY 10035

Nathan Hevrony.......................    150,750        250,000       400,750         5.3%
Roger Grafftey-Smith.................     75,000        112,400       187,400         2.5%
Gabriel Thomas.......................          0        142,400       142,400         1.9%
Stephen H. Verchick..................          0         75,000        75,000         1.0%
Ronald A. Artzer.....................          0         70,000        70,000             (6)
Timothy N. Burditt...................          0         45,000        45,000             (6)
Earl A. Wearsch......................          0         40,000        40,000             (6)
Hans-Georg Stahmer...................          0              0             0             (6)
Bernhard Muller......................          0              0             0             (6)
Richard A. DeCoste...................          0         45,000        45,000             (6)
Frank J. Nolfi, Jr...................          0         13,333        13,333             (6)
All directors and executive officers as a
group, including the named persons (11
persons)............................     225,750        793,133     1,018,883        12.5%

----------

(1) Unless otherwise indicated, each person included in the table has sole investment power and sole voting power with respect to the securities beneficially owned. The address of each director and officer listed is 1 Mill Street, Fort Edward, New York 12828.
(2) The amounts shown reflect shares of common stock underlying stock options, convertible notes or warrants which are exercisable within 60 days.
(3) Pursuant to the terms of a Note and Warrant Agreement, dated November 3, 1992, by and between DII and Mr. Johnson, as amended, DII is obligated to name Mr. Johnson as a director nominee while the note described therein is outstanding (the "Johnson Note"). The Johnson Note was repaid in full on May 3, 1998.
(4) Mr. Johnson disclaims beneficial interest in 27,000 shares which are held by trusts for which he is a trustee.
(5) Of this total, Cumberland Associates has sole voting and investment power with respect to 437,100 shares, and shares such power with respect to 126,800 shares.
(6) Each of these persons owns less than 1% of the outstanding common stock of DII.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 1, 1997, the Company issued warrants (the "Textron Warrants") to a pension fund known as the Textron Master Trust ("Textron") in connection with an $18,000,000 subordinated loan from Textron to the Company (the "Textron Loan"), the proceeds of which were used to repay existing indebtedness of Decora and to help facilitate the Hornschuch Acquisition. The Textron Loan was paid in full on April 29, 1998 as part of a refinancing associated with the Rubbermaid Acquisition. The Textron Warrants include (i) a warrant to purchase 427,307 shares of the Company's common stock, (ii) a warrant to purchase 69,557 shares of Series A Preferred Stock, with each share of Series A Preferred Stock to automatically convert to 20 shares of common stock, for a total of 1,391,140 shares of common stock, and (iii) a contingent warrant to purchase a fixed percentage of certain additional shares of common stock if issued by the Company in the future. All of the Textron Warrants are exercisable until September 30, 2005 at an exercise price of $5.00 per share and to date, no warrants have been exercised. See Item 12, "Security Ownership of Certain Beneficial Owners and Management." So long as any of the Textron Warrants are outstanding, Textron shall have the right to nominate one person to the Company's Board of Directors. Textron exercised this right by nominating Richard A. Watson, who served as a member of the Board of Directors until his resignation on May 5, 1998 following the repayment of the Textron Loan.

On June 1, 1997, the Board of Directors granted options to purchase 20,000 shares of common stock to Mr. DeCoste at an exercise price of $5.00 per share. All such options were immediately vested and were exercisable for three years.

On January 8,1998, the Board of Directors granted options to purchase 60,000 shares of common stock to Mr. Wearsch at an exercise price of $4.75 per share. On February 19, 1998, the Board of Directors granted an option to purchase 300,000 shares to Mr. Hevrony, an option to purchase 60,000 shares to Mr. Burditt and an option to purchase 40,000 shares to each of Mr. Artzer, Mr. Grafftey-Smith, Mr. Thomas and Mr. Verchick, all at an exercise price of $5.50 per share. On the same date, the Board of Directors granted an option to purchase 30,000 shares to Mr. DeCoste, an option to purchase 60,000 shares to Mr. Wearsch and an option to purchase 40,000 shares to Mr. Nolfi, all at an exercise price of $6.00 per share. One third of these options vested on the date of grant, one third will vest one year after the date of grant and the remaining one third will vest two years after the date of grant. All such options granted have an exercise price which was either equal to or greater than the market price of the Company's common stock on the date of grant. All such options are exercisable for five years except for those granted to Mr. Wearsch on January 8, 1998 which are exercisable for three years after vesting.

On February 20, 1998, the Board of Directors granted an option to purchase 50,000 shares of common stock to Mr. Muller at an exercise price of $5.00 per share, with up to 20,000 of the options to vest in each of the next three years depending on achievement of certain performance targets. On February 20, 1998, the Board of Directors granted an option to purchase 60,000 shares of common stock to Mr. Stahmer at an exercise price of $5.00 per share, with up to 16,666 or 16,667 of the options to vest in each of the next three years depending on achievement of certain performance targets. All such options granted have an exercise price which was either equal to or greater than the market price of the Company's common stock on the date of grant. All such options are exercisable for three years after vesting.


ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.   Financial Statements. See Index to Consolidated Financial Statements.

     2. Financial Statement Schedules. See Index to Consolidated Financial Statements.

     3.   Exhibits.

The following exhibits are filed or incorporated by reference as part of this Report.

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1 Stock Purchase Agreement by and between Baden-Wurttenbergische Bank AG and Newco dated as of September 3, 1997, as amended.(15)

2.2 Stock Purchase Agreement by and between der Kunz Holding GmbH & Co. KG and Newco dated as of August 18, 1997, as amended.(15)

2.3 Asset Purchase Agreement dated as of March 30, 1998, by and between Rubbermaid Incorporated and Rubbermaid Specialty Products, Inc., on the one hand, and Decora Industries, Inc. and Decora, Incorporated, on the other hand(16)

(3) Articles of Incorporation and By-Laws

3.1  Certificate of Incorporation filed on March 27, 1992.(7)

3.2  By-laws.(7)

(4) Instruments Defining the Rights of Security Holders

4.1  Certificate of Incorporation and By-laws (see Exhibits 3.1-3.2).

4.2  Form of Specimen Certificate.

4.3 Form of Indenture dated as of April 29, 1998 among Decora Industries, Inc. as Issuer, Decora, Incorporated, Subsidiary Guarantors, and United States Trust Company of New York as Trustee

4.4 Form of 11% Senior Secured Notes due 2005 ("Old Notes") issued under Indenture dated as of April 29, 1998 (included as Exhibit A to Indenture)

4.5 Form of Series B 11% Senior Secured Notes due 2005 ("Exchange Notes") issuable under Indenture dated as of April 29, 1998 (included as Exhibit B to Indenture)

4.6 Form of Guarantee of Decora, Incorporated dated as of April 29 1998 (included as Exhibit G to Indenture)

4.7 Form of Registration Rights Agreement dated as of April 29, 1998 among Lazard Freres & Co. LLC, Decora Industries, Inc. and Decora, Incorporated

(10) Material Contracts

10.1 Utilitech, Incorporated, 1987 Stock Option Plan.(1)

10.2 Management Agreement dated as of April 18, 1990 by and between Utilitech and Decora, Incorporated.(2)

10.3 Loan and Security Agreement dated as of April 18, 1990 by and between Decora, Incorporated, Utilitech and Norstar Bank of Upstate NY ("Norstar").(2)

10.4 Forms of 14% Senior Subordinated Notes due April 15, 1998 dated as of April 18, 1990 in the amounts of $3,206,480.21, $1,327,732.26, $1,138,055.27 and
     $1,327,732.26 to CIGNA Mezzanine Partners II, L.P., CIGNA Property and Casualty Property and Casualty Insurance Company and Zande and Co.(2)

10.5 Securities Purchase Agreement dated as of April 15, 1990 by and between Utilitech, Decora, Incorporated and Purchasers of 14% Senior Subordinated Notes due 1998 and Warrants to Purchase Common Stock of Decora, Incorporated.(2)

10.6 Option Agreement dated as of January 7, 1992, by and between Utilitech, Incorporated and Nathan Hevrony.(3)

10.7 Option Agreement dated as of January 7, 1992, by and between Utilitech, Incorporated and Roger Grafftey-Smith.(3)

10.8 Option Agreement dated as of January 7, 1992, by and between Utilitech, Incorporated and Gabriel Thomas.(3)

10.9 Note and Warrant Purchase Agreement by and between Decora Industries, Inc. and Robert W. Johnson IV, dated November 3, 1992.(4)

10.10 Convertible Negotiable Promissory Note by and between Decora Industries, Inc. and Robert W. Johnson IV, dated November 3, 1992.(4)

10.11 Series A Warrant to Purchase Common Stock of Decora Industries, Inc., dated November 3, 1992 issued to Robert W. Johnson IV.(4)

10.12 Series B Warrant to Purchase Common Stock of Decora Industries, Inc., dated November 3, 1992 issued to Robert W. Johnson IV.(4)

10.13 Form of Option Agreement dated as of January 11, 1993, by and between Richard A. DeCoste and the Company.(5)

10.14  1988 Employee Stock Purchase Plan.(5)

10.15 Promissory Note in the amount of $8,500,000 by and between Decora, Incorporated and Fleet Bank of New York (successor to Norstar) dated July 20, 1994.(6)

10.16 Amendment No. 1 to Loan and Security Agreement between Decora, Incorporated and Fleet Bank of New York dated July 20, 1994.(6)

10.17 Promissory Note in the amount of $1,000,000 by and between Decora, Incorporated and Fleet Bank of New York dated July 20, 1994.(6)

10.18 Loan and Security Agreement in the amount of $1,000,000 by and between Decora, Incorporated and Fleet Bank of New York dated July 20, 1994.(6)

10.19 Amendment to Securities Purchase Agreement dated as of July 19, 1994 by and between Decora, Incorporated and CIGNA Mezzanine Partners, Inc., CIGNA Property and Casualty and Insurance Company of North America.(6)

10.20 Promissory Note in the amount of $6,000,000 dated as of July 20, 1994 by and between Decora Industries, Inc. as borrower and Decora, Incorporated as lender.(6)

10.21 Form of Option Agreement dated as of July 5, 1994 by and between Decora Industries, Inc. and Stephen Verchick.(6)

10.22 Form of Option Agreement dated as of July 5, 1994 by and between Decora Industries, Inc. and Ronald Artzer.(6)

10.23 Form of Option Agreement dated as of August 15, 1994 by and between Decora Industries, Inc. and Nathan Hevrony.(7)

10.24 Amendment to Securities Purchase Agreement dated as of April 1, 1995, by and among Decora, Incorporated and CIGNA Mezzanine Partners II, L.P., CIGNA Property and Casualty Insurance Company and Insurance Company of North America.(8)

10.25 Manufacturing Agreement dated April 12, 1995 by and among Decora Industries, Inc., Decora, Incorporated and Rubbermaid Incorporated.
       (8)(9)

10.26 Employment Agreement dated June 28, 1995 by and between John Tattersall and Decora, Incorporated.(8)

10.27 Option Agreement dated June 28, 1995 by and between John Tattersall and Decora Industries, Inc.(8)

10.28 Option Agreement dated July 6, 1995 by and between Gabriel Thomas and Decora Industries, Inc.(8)

10.29 Amended and Restated Note and Warrant Purchase Agreement by and between Decora Industries, Inc. and Johnson.(10)

10.30 Amended and Restated Convertible Negotiable Promissory Note in the amount of $1,500,000 by and between Decora Industries, Inc. as payor and Johnson as holder.(10)

10.31  Series C Warrant to Purchase Common Stock of Decora Industries, Inc.(10)

10.32 Business Purpose Note dated January 24, 1996 in the amount of $650,000 by and between Decora Industries, Inc. as payor and Fleet Bank.(11)

10.33 Form of Amendment No. 3 to the Securities Purchase Agreement dated as of March 31, 1996 by and among Decora, Incorporated, CIGNA Mezzanine Partners, Inc., CIGNA Property and Casualty and Insurance Company of North America.(11)

10.34 Form of Exchange Agreement dated March 31, 1996 by and among Decora, Incorporated, CIGNA Mezzanine Partners, Inc., CIGNA Property and Casualty and Insurance Company of North America.(11)

10.35 Form of Loan and Security Agreement amendment no. 2, dated August 13, 1996, by and among Decora, Incorporated, as Borrower, the Company, as Corporate Guarantor and Fleet Bank as Lender.(12)

10.36 Form of Restated Promissory Note dated August 13, 1996 by and between Decora, Incorporated and Fleet Bank.(12)

10.37 Form of Line of Credit Note dated March 27, 1997 by and between Decora, Incorporated and Fleet Bank.(13)

10.38 Form of Consolidated and Restated Promissory Note dated March 27, 1997 by and between Decora, Incorporated and Fleet Bank.(13)

10.39 Form of Amended and Restated Term Note dated March 27, 1997 by and between Decora, Incorporated and Fleet Bank.(13)

10.40 Form of Employment Agreement dated as of June 1, 1997 by and between Decora Industries, Inc. and Nathan Hevrony.(13)

10.41 Form of Employment Agreement dated as of June 1, 1997 by and between Decora, Incorporated and Richard DeCoste.(14)

10.42 Form of Employment Agreement dated as of June 1, 1997 by and between Decora Industries, Inc. and Timothy N. Burditt.(14)

10.43 Certificate of Designation of Series A Preferred Stock of DII dated September 26, 1997(15)

10.44 Note and Warrant Purchase Agreement dated as of September 26, 1997 among Decora, Incorporated ("Borrower"), Decora Industries, Inc., Dorrance Street Capital Advisors, LLC ("Agent") and Textron Master Trust ("Purchaser").(15)

10.45 Common Warrant Certificate with respect to 2,136,534 shares of Decora Industries, Inc., Common Stock, dated September 29, 1997 issued by Decora Industries, Inc. to Purchaser.(15)

10.46 Preferred Warrant Certificate with respect to 69,557 shares of Decora Industries, Inc. Series A Stock, dated September 29, 1997 issued by Decora Industries, Inc. to Purchaser.(15)

10.47 Contingent Common Warrant Certificate with respect to an indeterminate number of shares of Decora Industries, Inc. Common Stock, dated September 29, 1997 issued by Decora Industries, Inc. to Purchaser.(15)

10.48 13% Senior Subordinated Note due 2005, dated September 29, 1997 issued by Borrower in the principal amount of $18,000,000 to Purchaser.(15)

10.49 First Amendment to March 27, 1997 Note dated September 26, 1997 by and between Fleet Bank and Borrower regarding a $1,000,000 note.(15)

10.50 Second Amendment to Loan and Security Agreement dated September 26, 1997 by and between Fleet Bank and Borrower regarding a $3,354,167 note.(15)

10.51 Credit and Reimbursement Agreement Modification Agreement No. 2 dated September 26, 1997 by and between the Borrower and Fleet Bank in connection with a letter of credit issued by Fleet Bank in favor of Mellon Bank, FSB, as Trustee, concerning the issuance of $2,460,000 industrial revenue development bond.(15)

10.52 Note and Loan and Security Agreement Amendment No. 4 dated September 26, 1997 by and between Borrower and Fleet Bank regarding a $5,169,000 note.(15)

10.53 Promissory Note in the amount of $15,207,000 dated September 30, 1997 by Decora Industries, Inc. to Borrower.(15)

10.54 Loan Agreement dated September 29, 1997 among Decora Industries Deutschland GmbH, Decora Industries, Inc. and Dresdner Bank AG (15)

10.55 Form of Guarantor Pledge Agreement dated as of April 29, 1998 between Decora Industries, Inc. and United States Trust Company of New York.

10.56 Form of Notarial Deed dated as of April 28, 1998 between Decora Industries, Inc. and United States Trust Company of New York relating to pledge of shares of Decora Industries Deutschland GmbH ("German Pledge Agreement").

10.57 Form of Amendment to German Pledge Agreement dated as of April 29, 1998 between Decora Industries, Inc. and United States Trust Company of New York.

10.58 Form of Loan Agreement dated as of April 28, 1998 between Decora, Incorporated and Konrad Hornschuch AG.

10.59 Form of Security Agreement dated as of April 29, 1998 between Decora, Incorporated and Konrad Hornschuch AG.

10.60 Form of Restated Revolving Promissory Note dated as of April 29, 1998 by Decora, Incorporated in favor of Fleet National Bank in the principal amount of $15,000,000.

10.61 Form of Restated Secured Revolving Line of Credit Agreement dated as of April 29, 1998 between Decora, Incorporated and Fleet National Bank.

10.62 Form of Credit and Reimbursement Agreement Modification Agreement No. 3 dated as of April 29, 1998 between Decora, Incorporated and Fleet National Bank.

10.63 Form of Mortgage Modification and Consolidation Agreement dated as of April 29, 1998 between Decora, Incorporated and Fleet National Bank.

10.64 Form of Mortgage dated as of April 29, 1998 between Decora, Incorporated and Fleet National Bank securing principal indebtedness in the amount of $2,497,000.

10.65 Form of Mortgage dated as of April 29, 1998 between Decora, Incorporated and Fleet National Bank securing principal indebtedness in the amount of $499,000.

10.66 Form of Restated Security Agreement dated as of April 29, 1998 between Decora, Incorporated and Fleet National Bank.

10.67 Form of Environmental Compliance and Indemnification Agreement dated as of April 29, 1998 between Decora, Incorporated and Fleet National Bank.

10.68 Form of Option Agreement dated as of January 8, 1998, by and between Decora Industries, Inc. and Earl A. Wearsch.

10.69 Form of Option Agreement dated as of February 19, 1998, by and between Decora Industries, Inc. and Nathan Hevrony.

10.70 Form of Option Agreement dated as of February 19, 1998, by and between Decora Industries, Inc. and Timothy N. Burditt.

10.71 Form of Option Agreement dated as of February 19, 1998, by and between Decora Industries, Inc. and Richard DeCoste.

10.72 Form of Option Agreement dated as of February 19, 1998, by and between Decora Industries, Inc. and Earl A. Wearsch.

10.73 Form of Option Agreement dated as of February 19, 1998, by and between Decora Industries, Inc. and Frank J. Nolfi, Jr.

10.74 Form of Option Agreement dated as of February 19, 1998, by and between Decora Industries, Inc. and Bernhard Muller.

10.75 Form of Option Agreement dated as of February 19, 1998, by and between Decora Industries, Inc. and Hans-Georg Stahmer.

10.76 Form of Option Agreement dated as of February 19, 1998, by and between Decora Industries, Inc. and each of its non-employee directors (Messrs. Artzer, Grafftey-Smith, Thomas and Verchick, respectively).

10.77 Form of Option Agreement dated as of June 1, 1997, by and between Decora Industries, Inc. and Richard DeCoste.

10.78 Form of Official Statement of Counties of Warren and Washington, New York, Industrial Development Agency $2,460,000 Tax-exempt Industrial Development Revenue Bonds (Decora, Incorporated Project), Series 1996.
       (17)

(22)   Subsidiaries of the Registrant(6)

----------
Notes:

(1) Previously filed as Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.

(2) Previously filed as Exhibits to the Company's Report on Form 8-K dated April 18, 1990.

(3) Previously filed as Exhibits to the Company's Report on Form 10-K for the fiscal year ended March 31, 1992.

(4) Previously filed as Exhibits to the Company's Report on Form 8-K dated November 5, 1992.

(5) Previously filed as Exhibit to the Company's Report on Form 10-K for the fiscal year ended March 31, 1993.

(6) Previously filed as Exhibit to the Company's Report on Form 10-K for the fiscal year ended March 31, 1994.

(7) Previously filed as Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1994.

(8) Previously filed as Exhibit to the Company's Report on Form 10-K for the fiscal year ended March 31, 1995.

(9)  Confidential treatment requested.

(10) Previously filed as Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1995.

(11) Previously filed as Exhibit to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996.

(12) Previously filed as Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended September 30, 1996

(13) Previously filed as Exhibit to the Company's Report on Form 10-K for the fiscal year ended March 31, 1997.

(14) Previously filed as Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

(15) Previously filed as Exhibit to the Company's Report on Form 8-K dated October 1, 1997.

(16) Previously filed as Exhibit to the Company's Report on Form 8-K dated March 31, 1998.

(17) Previously filed as Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1996.

(b) REPORTS ON FORM 8-K

1. Form 8-K/A dated October 1, 1997 (filed January 27, 1998) restating Item 7 to correct certain financial information regarding Hornschuch.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DECORA INDUSTRIES, INC.


Date: June 26, 1998                     By: /s/ NATHAN HEVRONY
                                            ------------------------------------
                                            Nathan Hevrony
                                            Chief Executive Officer

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                           Title                        Date
        ---------                           -----                        ----
/s/ ROGER GRAFFTEY-SMITH                Director                      June 26, 1998
-----------------------------
    Roger Grafftey-Smith


/s/ GABRIEL THOMAS                      Director                      June 26, 1998
-----------------------------
    Gabriel Thomas


/s/ NATHAN HEVRONY                      Chief Executive Officer       June 26, 1998
-----------------------------           and Director (Principal
    Nathan Hevrony                      Executive Officer)



/s/ STEPHEN H. VERCHICK                 Director                      June 26, 1998
----------------------------
    Stephen H. Verchick


/s/ RONALD A. ARTZER                    Director                      June 26, 1998
----------------------------
    Ronald A. Artzer


/s/ TIMOTHY N. BURDITT                  Executive Vice President,     June 26, 1998
----------------------------            Administration and Finance
    Timothy N. Burditt                  (Principal Financial and
                                        Accounting Officer)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

Financial Statements                                                           Page
--------------------                                                           ----
The following Consolidated Financial Statements
     of Decora Industries, Inc. and Report of Independent
     Accountants are filed as part of this report:


Report of Independent Accountants                                               F-2

Consolidated Balance Sheets as of March 31, 1998 and 1997                       F-3

Consolidated Statements of Income for the Years
     Ended March 31, 1998, 1997 and 1996                                        F-5

Consolidated Statements of Cash Flows for the Years
     Ended March 31, 1998, 1997 and 1996                                        F-6

Consolidated Statements of Changes in Shareholders' Equity
     for the Years Ended  March 31, 1998, 1997 and 1996                         F-7

Notes to Consolidated Financial Statements                                      F-8


Financial Statement Schedule for the three years ended March 31, 1998

Schedule II -- Valuation and Qualifying Accounts                                F-26

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Decora Industries, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Decora Industries, Inc. and its subsidiaries at March 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP

New York, New York
June 5, 1998

Decora Industries, Inc.

Consolidated Financial Statements
--------------------------------------------------------------------------------
Amounts in 000's  (except per share data)

                           CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,
                                                             1998         1997
ASSETS

Current assets:
   Cash and cash equivalents                              $  1,682      $    243
   Restricted cash                                             125            --
   Accounts receivable, less allowance for
    doubtful accounts of $2,148 and $499 at
    March 31, 1998 and 1997, respectively                   26,049         6,168
   Inventories                                              26,964         5,439
   Deferred income taxes                                     1,913           378
   Prepaid expenses and other current assets                 1,481           582
                                                          --------      --------

       Total current assets                                 58,214        12,810

Property and equipment, net                                 44,152         7,781

Notes receivable                                               626         1,468

Goodwill and other intangibles, net                         22,478        10,924

Deferred income taxes                                        3,787         3,849

Other assets                                                 1,959           357
                                                          --------      --------

       Total assets                                       $131,216      $ 37,189
                                                          ========      ========



                                   (continued)



          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.

Consolidated Financial Statements
--------------------------------------------------------------------------------
Amounts in 000's  (except per share data)

                           CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,
                                                             1998         1997

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $  9,577      $  2,002
   Accrued liabilities                                      17,104         1,867
   Current portion of long-term debt                        10,472         2,310
   Other current liabilities                                 4,928            --
                                                          --------      --------
       Total current liabilities                            42,081         6,179

Long-term debt                                              50,644        16,507

Pension obligation                                          13,424            --
                                                          --------      --------
       Total liabilities                                   106,149        22,686
                                                          --------      --------
Minority interest in subsidiary                              6,978            --
                                                          --------      --------




Shareholders' equity:
   Preferred stock, $.01 par value; 5,000 shares
      authorized                                                --            --
   Common stock, $.01 par value; 20,000 shares
      authorized; 7,331 and 7,094 shares issued and
      outstanding at March 31, 1998 and 1997,
      respectively                                              73            71
   Additional paid-in capital                               33,775        32,146
   Accumulated deficit                                     (14,984)      (17,714)
   Cumulative translation adjustment                          (775)           --
                                                          --------      --------
       Total shareholders' equity                           18,089        14,503
                                                          --------      --------

Commitments and contingencies                                   --            --
                                                          --------      --------
       Total liabilities and shareholders' equity         $131,216      $ 37,189
                                                          ========      ========




          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.

Consolidated Financial Statements
--------------------------------------------------------------------------------
Amounts in 000's  (except per share data)

                       CONSOLIDATED STATEMENTS OF INCOME

                                                         YEAR ENDED MARCH 31,
                                                   1998          1997           1996
Net sales                                        $98,407       $41,082        $38,828

Cost of goods sold                                68,220        30,503         28,244
                                                 -------       -------        -------
Gross profit                                      30,187        10,579         10,584

Selling, general and administrative
 expenses                                         17,677         5,853          6,476

Non-recurring charges                              1,461            --             --
                                                 -------       -------        -------

Operating income                                  11,049         4,726          4,108

Interest expense                                   3,829         2,319          2,675
                                                 -------       -------        -------

Income before income taxes and
 minority interest                                 7,220         2,407          1,433

Income tax provision (benefit)                     3,278        (1,159)        (1,486)
                                                 -------       -------        -------

Income before minority interest                    3,942         3,566          2,919

Minority interest in earnings of subsidiary        1,212            --             --
                                                 -------       -------        -------
Net income                                       $ 2,730       $ 3,566        $ 2,919
                                                 =======       =======        =======

Net income per share of common stock:
   Basic                                         $  0.38       $  0.51        $  0.45
   Diluted                                          0.35          0.46           0.44




          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.

Consolidated Financial Statements
--------------------------------------------------------------------------------
Amounts in 000's  (except per share data)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED MARCH 31,
                                                  1998          1997          1996
Cash flows from operating activities:
   Net income                                  $  2,730       $ 3,566       $ 2,919
   Adjustments to reconcile net income
    to net cash provided by operating
      activities:
      Depreciation and amortization               5,534         2,444         1,305
      Minority interest in earnings of
        subsidiary                                1,212            --            --
      Provision for doubtful notes
        receivable                                  789            --            --
      Loss on disposal of property and
        equipment                                    98            --            98
      Deferred income tax provision
        (benefit)                                 3,284        (1,327)       (1,500)
      Net changes in current assets and
        liabilities                               2,267        (1,601)       (3,316)
      Other, net                                 (1,133)           --          (337)
                                               --------       -------       -------
Net cash provided by (used in)
  operating activities                           14,781         3,082          (831)
                                               --------       -------       -------

Cash flows from investing activities:
   Acquisition of shares                        (37,899)           --            --
   Reductions in (additions to) notes
     receivable                                     406           290          (198)
   Purchase of property and equipment            (1,778)         (489)       (2,699)
   Disposal of property and equipment                --            --           154
                                               --------       -------       -------
Net cash used in investing activities           (39,271)         (199)       (2,743)
                                               --------       -------       -------

Cash flows from financing activities:
   Issuance of long-term debt                    39,205         5,814         3,823
   Repayment of long-term debt                   (6,011)       (8,362)         (920)
   Decrease in short-term borrowings             (7,216)           --            --
   Proceeds from exercise of warrants                63            30            --
   Proceeds from issuance of common stock           750            --           550
   Payment of deferred financing costs             (771)         (310)           --
                                               --------       -------       -------
Net cash provided by (used in)
 financing activities                            26,020        (2,828)        3,453
                                               --------       -------       -------

Effect of exchange rate fluctuations on
 cash and cash equivalents                           34            --            --
                                               --------       -------       -------
Net increase (decrease) in cash                   1,564            55          (121)
Cash at beginning of year                           243           188           309
                                               --------       -------       -------
Cash at end of year                            $  1,807       $   243       $   188
                                               ========       =======       =======




          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.
Consolidated Financial Statements
--------------------------------------------------------------------------------
Amounts in 000's

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                       COMMON STOCK
                                                     ----------------    ADDITIONAL  ACCUMU-   CUMULATIVE
                                                                 PAR      PAID-IN     LATED    TRANSLATION
                                                     SHARES     VALUE     CAPITAL    DEFICIT   ADJUSTMENT
Balance at March 31, 1995                            6,144      $ 61      $28,534   $(24,199)       $ --

   Conversion of note payable                          115         1          349         --          --
   Common shares issued for interest and debt
     restructuring                                     180         2          545         --          --
   Common shares issued to settle outstanding
     obligations                                       267         3        1,374         --          --
   Common shares issued in private placement           180         2          548         --          --
   Net income                                           --        --           --      2,919          --
                                                     -----      ----      -------   --------        ----
Balance at March 31, 1996                            6,886        69       31,350    (21,280)         --

   Warrants exercised                                    8        --           30         --          --
   Common shares issued in warrant exchange            200         2          766         --          --
   Net income                                           --        --           --      3,566          --
                                                     -----      ----      -------   --------        ----
Balance at March 31, 1997                            7,094        71       32,146    (17,714)         --

   Common shares issued in private placement           187         2          748         --          --
   Allocable detachable warrants issued with
     debt                                               --        --          818         --          --
   Warrants exercised                                   50        --           63         --          --
   Cumulative translation adjustment                    --        --           --         --        (775)
   Net income                                           --        --           --      2,730
                                                     -----      ----      -------   --------        ----
Balance at March 31, 1998                            7,331      $ 73      $33,775    $(14,984)     $(775)
                                                     =====      ====      =======    ========      =====




                 See accompanying notes to consolidated financial statements.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Decora Industries, Inc. (the "Company") is a leading manufacturer and marketer of self-adhesive consumer decorative and surface coverings and other specialty industrial products. The Company is a holding company and operates primarily through two subsidiaries, Decora, Incorporated ("Decora"), a wholly-owned subsidiary based in the U.S., and Konrad Hornschuch AG ("Hornschuch"), which is based in Germany and 75.5% owned by the Company. Hornschuch's results have been included for the six months since the acquisition (see Note 2). The Company's principal products are sold under the Con-Tact and d-c-fix brands. The two subsidiaries manufacture similar products and serve similar customers within their respective geographic markets; therefore, the Company considers the subsidiaries to constitute a single business segment.

     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Decora Industries, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     REVERSE STOCK SPLIT
     In December 1997, the Company's shareholders approved a one-for-five reverse stock split which was effective December 29, 1997. The presentation of common shares and per share amounts for all periods presented has been restated to retroactively reflect the reverse stock split.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The fair values of cash, accounts receivable, accounts payable and accrued expenses approximate their carrying values. Financial instruments, when acquired, are held for purposes other than trading.

     A portion of the Company' debt, in combination with interest rate swap agreements, bears current market rates of interest or is payable on demand. Accordingly, the carrying amount is considered a reasonable approximation of fair value.

     CASH AND CASH EQUIVALENTS
     The Company invests surplus cash in highly liquid debt instruments which have original maturities of less than three months and are considered to be cash equivalents. Certain debt agreements require the payment of monthly sinking fund deposits in order to retire the debt. Cash balances transferred for this purpose are considered restricted and are separately stated in the accompanying financial statements.

     REVENUES AND RECEIVABLES
     Sales of products and services are recognized when products are shipped and services are performed. Returns are minimal and are recorded when received. The Company's receivables are generally concentrated from customers in the U.S. and Europe. A portion of Hornschuch's sales made outside of Germany are covered by confirmed letters of credit or credit insurance. The Company does not generally require collateral for sales made within the United States.

     INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     PROPERTY AND EQUIPMENT
     Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five to thirty years.

     GOODWILL AND OTHER INTANGIBLES
     The excess of the aggregate purchase price over the fair value of the net assets of businesses acquired has been recorded as goodwill and is being amortized on the straight-line method over forty years. The trademark is being amortized over twenty years. At each balance sheet date, the Company evaluates the recoverability of its intangible assets based on estimated future cash flows.

     NET INCOME PER SHARE
     Effective fiscal 1998, net income per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Under SFAS No. 128, the Company is required to report both basic net income per share based on the weighted average number of common shares outstanding and diluted net income per share based on the weighted average number of common shares outstanding plus all potentially dilutive common shares issuable. In accordance with SFAS No. 128, prior period net income per share data have been restated. Net income per share calculations for fiscal 1998, 1997 and 1996 are presented in Note 11.

     INCOME TAXES
     Income taxes are provided based on the liability method pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recorded to reflect expected future tax consequences of events that have been recognized in the Company's financial statements or its tax returns, but not both. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in the years in which the differences are expected to reverse.

     RESEARCH AND DEVELOPMENT
     Research and development costs related to both present and future products are expensed as incurred. Research and development expenses amounted to $1,024,000, $216,000 and $302,000 in fiscal 1998, 1997 and 1996, respectively.

     STOCK-BASED COMPENSATION
     The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

     FOREIGN CURRENCY
     The assets and liabilities for the Company's foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of shareholders' equity. Exchange gains and losses on intercompany balances of a long-term nature are also recorded as a translation adjustment. Foreign currency transaction gains and losses, which historically have been immaterial, are included in net income. In addition, the Company also will occasionally enter into foreign currency hedges.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues, costs and expenses during the reporting period. Actual results may differ from those estimates.

     RECLASSIFICATIONS
     Certain reclassifications have been made to prior years' amounts to conform with the current year presentation.

2.   ACQUISITION OF HORNSCHUCH SHARES

     On October 1, 1997, the Company acquired 73.2% of the voting stock (the "Shares") of Hornschuch through a newly formed subsidiary, Decora Industries Deutschland GmbH ("DI Deutschland"). The Shares were acquired directly from Hornschuch's two largest shareholders in private transactions for total consideration of DM 61,582,280, or approximately $35,000,000. The remaining voting stock of Hornschuch is held by minority shareholders. Since October 1, the Company has increased its ownership to 75.5% through open market purchases and, in addition to such purchases, intends to purchase the remaining shares pursuant to the German Takeover Code within 18 months of the initial acquisition.

     The purchase of the Shares was funded with a combination of debt and equity, including a loan secured by the Shares of approximately $21,205,000 to DI Deutschland from a German bank (the "Bank Loan"), a subordinated loan of $18,000,000 in the United States (the "Subordinated Loan") provided by a pension fund (the "Pension Fund") and a private placement of the Company's common stock in the amount of $750,000. The Pension Fund was also granted Series A warrants which are currently exercisable for the purchase of 1,818,000 shares of common stock of the Company at an exercise price of $5.00 per share. The total amount raised was sufficient to fund the purchase of up to 75% of the shares of Hornschuch, repay an existing subordinated debt of $2.9 million and pay a portion of the $3.4 million in closing costs associated with the transaction.

     The accompanying consolidated statements of income include the results of Hornschuch since the date of the acquisition. Pro forma unaudited consolidated operating results for fiscal 1998 and 1997, assuming the acquisition had been made as of April 1, 1996, are summarized below (in thousands, except per share amounts). The income statements of Hornschuch for the years ended December 31, 1997 and 1996 were translated at DM 1.7347 per dollar and DM 1.5080 per dollar, respectively.

                                                            UNAUDITED
                                                --------------------------------
                                                  YEAR ENDED          YEAR ENDED
                                                MARCH 31, 1998      MARCH 31, 1997
Net sales                                         $158,199           $175,061
Net income                                           2,199              1,529
Basic earnings per common share                       0.30               0.22
Diluted earnings per common share                     0.28               0.20

Decora Industries, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     These pro forma results have been prepared for informational purposes only and include adjustments as a result of applying purchase accounting and the conversion of financial data compiled using the generally accepted accounting principles used in Germany to generally accepted accounting principles in the United States. These adjustments include, but are not limited to, additional depreciation expense and cost of goods sold due to the step-up in the basis of property, plant and equipment, goodwill amortization and increased interest expense on acquisition debt. The pro-forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had taken place on the aforementioned date or of future results of operations of the consolidated entities.

     The purchase price for the Shares of approximately $38.4 million (including closing costs of approximately $3.4 million) has been allocated as of the acquisition date to the assets acquired and the liabilities assumed as follows:

          Cash                                                    $    889
          Accounts receivable                                       18,886
          Inventories                                               21,360
          Other current assets                                       1,072
          Property, plant and equipment                             40,405
          Notes receivable                                             371
          Goodwill                                                  12,297
          Intangibles                                                  474
          Deferred income taxes                                      5,147
          Other non-current assets                                     702
          Accounts payable                                          (4,976)
          Accrued liabilities                                      (12,935)
          Other current liabilities                                 (5,619)
          Debt                                                     (18,696)
          Pension obligation                                       (14,332)
          Minority interest                                         (6,689)


3. INVENTORIES

                                                    MARCH 31,
                                              1998            1997

     Inventories consist of ($000's):
          Raw materials                      $7,335           $3,194
          Work-in-process                     4,634            1,035
          Finished goods                     14,995            1,210
                                            -------           ------
                                            $26,964           $5,439
                                            =======           ======

Decora Industries, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

4.   PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consist of ($000's):

                                                    MARCH 31,
                                              1998            1997


          Land and buildings               $17,368          $ 4,881
          Machinery and equipment           29,565            9,580
          Furniture and fixtures             7,132              393
          Leasehold improvements               617              617
          Construction in progress           1,560               89
                                           -------          -------
                                            56,242           15,560
          Less accumulated depreciation    (12,090)          (7,779)
                                           -------          -------
                                           $44,152          $ 7,781
                                           =======          =======

     Depreciation expense was $4,394,000, $1,652,000 and $1,234,000 for fiscal 1998, 1997 and 1996, respectively.


5.   GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles consist of the following (000's):

                                                    MARCH 31,
                                              1998            1997

          Goodwill                         $21,539         $ 9,857
          Less:  accumulated amortization   (1,968)         (1,549)
                                           -------         -------
                                            19,571           8,308
                                           -------         -------


          Trademark                          2,000           2,000
          Organization fees                  1,299           1,299
          Other                                800             280
                                           -------         -------
                                             4,099           3,579
          Less: accumulated amortization    (1,192)           (963)
                                           -------         -------
                                             2,907           2,616
                                           -------         -------
                                           $22,478         $10,924
                                           =======         =======


     Goodwill amortization was $425,000, $252,000 and $252,000 for fiscal 1998, 1997 and 1996, respectively. Amortization of other intangibles was $231,000, $166,000 and $133,000 for fiscal 1998, 1997 and 1996, respectively.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

6.   EMPLOYEE BENEFIT PLANS

     Hornschuch maintains two non-contributory defined benefit pension plans in Germany. Both pension plans are unfunded as the laws requiring pension funding in Germany are considerably different than those in the U.S. Plan A represents a combination of individual pension arrangements negotiated with appropriately 40 participants representing past and present management individuals and is open to additional participants based on individually negotiated employment contracts. The pension benefits under Plan A may vary to include only a specified annual benefit amount or may be based on compensation level and years of service. Plan B covers all employees of the Company with 1,737 active and retired participants. Plan B provides for a fixed monthly retirement benefit after 10 years of service with benefit increases based on additional years of service. Plan B was closed effective January 1, 1989, and any active participant at that time was permitted to accrue up to 10 more years of creditable service through December 31, 1998.

     The following sets forth the net pension expense recognized in the Company's financial statements (000's):

                                                                              MARCH 31,
                                                                                1998
       Service costs -- benefits earned during the period                       $ 82
       Interest cost on projected benefit obligation                             483
       Actual returns on plan assets                                              --
       Net amortization and deferral                                              --
                                                                                ----

          Net pension expense                                                   $565
                                                                                ====


     Based on the purchase accounting for the Hornschuch acquisition, the full projected benefit obligation ("PBO") liability of $15,740,000 was recognized at the acquisition date. The PBO of $14,867,000 at the end of fiscal 1998 was determined using a discount rate of 6.5% and a salary increase assumption of 1.5% in the actuarial valuation. As there are no plan assets, there are no deferred gains or losses to amortize to future pension expense.

     Decora and its union have executed an agreement to provide retirement benefits to qualified union employees through the Paper Industry Union - Management Pension Fund (the "Fund"). Based upon this agreement, Decora contributes a contractually agreed upon amount for each qualifying hour that a union employee works. Total contributions to the Fund were $302,000, $334,000 and $317,000 in fiscal 1998, 1997 and 1996, respectively.

     The Company has a profit sharing plan and a 401K plan covering its U.S. salaried employees. The Company does not contribute to the 401K plan. The Company contributes to the profit sharing plan based upon company performance. Total expense relative to the profit sharing contributions amounted to $200,000, $175,000 and $68,000 in fiscal 1998, 1997 and 1996, respectively.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7.   DEBT

     Debt consists of ($000's):                                 MARCH 31,
                                                          1998             1997
DI Deutschland Credit Facility (a)                     $ 20,203        $     --
Decora, Incorporated, Subordinated Loan (b)              18,000*             --
Hornschuch Lines of Credit (c)                            7,783              --
Decora, Incorporated Term Loans (d)                       6,910*          8,795
Hornschuch Term Loans (e)                                 2,780              --
Decora, Incorporated Lines of Credit (f)                  2,500*          2,907
Decora, Incorporated Industrial
  Development Revenue Bonds (g)                           2,460           2,460
Decora Industries, Inc. Convertible Notes (h)             1,250*          1,500
Decora, Incorporated Senior Subordinated Note (i)            --           2,900
Decora Industries, Inc. Note (j)                             --             321
                                                       --------        --------
                                                         61,886          18,883

    Less:   Amounts due within one year                 (10,472)         (2,310)
               Unamortized debt discount                   (770)            (66)
                                                       --------        --------
                                                       $ 50,644        $ 16,507
                                                       ========        ========

* Amounts were paid in full with a portion of proceeds of the debt offering of $112,750,000 principal amount, 11% secured notes due in May 2005 completed by the Company in April 1998.

     Amounts maturing in fiscal 1999, 2000, 2001, 2002 and 2003 are:
     $10,472,000, $4,077,000, $3,797,000, $3,756,000 and $3,756,000,
     respectively. Substantially all of the Company's assets have been pledged as collateral.

(a) On September 29, 1997, DI Deutschland entered into a loan agreement with a German Bank for approximately DM 37.3 million ($20.2 million) to provide a portion of the financing for the Hornschuch acquisition. The loan bears interest at the German interbank borrowing rate plus 2.50%. In addition, DI Deutschland will be charged a fee of 0.50% per annum on the average daily balance of the difference between the original loan amount and the then current balance. The interest rate at March 31, 1998 was 6.17%.

     The DI Deutschland Credit Facility is to be paid in semi-annual installments of approximately DM 3.0 million ($1.6 million) beginning March 30, 1999. The final installment is due and payable on September 30, 2004. The DI Deutschland Credit Facility is secured by a pledge of all the capital stock of Hornschuch owned by DI Deutschland.

     DI Deutschland is subject to certain covenants, including a covenant specifying that DI Deutschland must complete the acquisition of the remaining minority interest in Hornschuch.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(b) On September 30, 1997, Decora, Incorporated entered into an $18 million subordinated loan agree- ment with a Pension Fund to provide a portion of the financing for the Hornschuch acquisition. The subordinated loan bears interest at 13% with the first cash interest payment due in September 1998 and three principal payments of $6,000,000 each due in September 2003, 2004 and 2005, respectively. The Pension Fund was also granted Series A warrants which are currently exercisable for the purchase of 1,818,000 shares of common stock of the Company at an exercise price of $5.00 per share. In addition, the Pension Fund was granted a contingent warrant to purchase a fixed percentage of certain additional shares of the Company's common stock which may be issued in the future. The ability to exercise such contingent warrant is triggered solely by the issuance of shares of the Company's common stock in connection with an existing exchange agreement or the sale of additional shares of common stock of the Company, the proceeds of which must be used to purchase the outstanding minority interest.

(c) Hornschuch has separate lines of credit with its primary lender and certain other financial institutions. Interest rates under the lines of credit range from 3.35% to 7.24% at March 31, 1998. At March 31, 1998, the availability under these lines was DM 35.7 million ($19.3 million).

(d) Decora, Incorporated has three term loans aggregating $6,910,000 at March 31, 1998. Two of such term loans with its primary lender of $3,837,000 and $2,875,000, respectively, bear interest at 30-day LIBOR plus 2.00% (7.69% at March 31, 1998) and are secured by certain accounts receivable, inventory and property and equipment. Of such term loans, $3,837,000 mature in May 1999 and $2,875,000 mature in April 2002.

     The third term loan arose in September 1995 when Decora, Incorporated borrowed $375,000 from the Washington County Local Development Corporation. The loan bears interest at 5.00% and is payable in monthly installments ending September 1, 2000. It is secured by certain of Decora, Incorporated's property and equipment. As of March 31, 1998, the outstanding balance of this loan was $198,000.

     As of March 27, 1997, Decora, Incorporated entered into an interest rate swap agreement with its primary bank lender which expires May 31, 1999. The agreement effectively converts $8,523,000 of its variable rate borrowings into fixed rate obligations. Under the terms of the agreement, Decora, Incorporated makes payments at a fixed rate of 8.58% and receives variable rate payments at LIBOR plus 200 basis points, repriced at the beginning of each month. The net amount which will be paid or received is included in interest expense. The agreement became effective as of April 1, 1997. At March 31, 1998, the fair value of the interest rate swap agreement was a $50,000 liability.

(e) Hornschuch has a term loan of DM 1,333,000 (approximately $722,000) at March 31, 1998 with its primary lender which matures in September 1999, bears interest at 5% and is secured by certain assets. The loan is to be repaid at DM 444,000 ($240,000) each March 1 and September 1. Hornschuch has a second term loan with a balance at March 31, 1998 of DM 3,800,000 (approximately $2,058,000) which matures in March 2006 and is also secured by certain assets. The second loan is to be repaid at DM 238,000 ($129,000) semi-annually commencing September 30, 1998 and bears interest at 4.8% as of March 31, 1998.

(f) Decora, Incorporated has a revolving line of credit of up to $6,000,000 which matures in August 1998 and is secured by various accounts receivable, inventory and equipment. The amount outstanding under the facility bears interest at prime plus 1 1/4% (9.5% at March 31, 1998).

Decora Industries, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Availability under this credit facility is limited by specified percentages of current trade receivables and on-hand inventories. On March 27, 1997, Decora, Incorporated established a second line of credit of up to $1,000,000 which also matures in August 1998, bears interest at prime plus 1.0% (9.25% at March 31, 1998) and is secured by certain accounts receivable. Availability under this credit facility is limited by specified percentages of certain international trade accounts receivable. As of March 31, 1998, the borrowing capacity under these lines of credit was $3,087,000.

(g) On November 13, 1996, Decora, Incorporated borrowed $2,460,000 through the issuance of Tax-Exempt Industrial Development Revenue Bonds (Decora, Incorporated Project), Series 1996 by the Counties of Warren and Washington, New York Industrial Development Agency. These bonds mature on November 1, 2004 and require sinking fund payments of $20,833 per month beginning November 1997. The bonds bear interest at a floating rate which is adjusted weekly based on the remarketing agent's ability to re-market the bonds at par. As of March 31, 1998, the interest rate on the bonds was 3.65%. The bonds are credit enhanced through a letter of credit issued by the Company's primary lender and, in addition to interest on the bonds, Decora, Incorporated pays its primary lender an annual letter of credit fee equal to 1.50% of the outstanding balance of the letter of credit which was $2,497,000 at March 31, 1998.

(h) In November 1992, the Company borrowed $1,500,000 from a private lender and issued a convertible note. As part of the transaction, the Company also issued 17,800 shares of its common stock, warrants to purchase 45,000 shares of common stock at $7.00 per share and warrants for an additional 20,000 shares of common stock at prices contingent upon the future market price of the Company's common stock. The convertible note was due in November 1995 and bears interest at 12% per annum, payable in the form of the Company's common stock. The fair value of the shares and warrants issued were reflected as debt issuance costs and amortized to interest expense over the term of the debt agreement.

     In November 1995, the Company and the lender agreed to extend the note until May 1998. Interest for the extension period ($303,000) and a closing fee ($197,000) were paid at the date of the extension through the issuance of 156,400 shares of the Company's common stock and warrants to purchase an additional 163,600 common shares at $3.90 per share exercisable only in the event that the note is paid in full without conversion. The prepaid interest expense and the closing fee are being amortized over the term of the extended debt agreement.

(i) In April 1990, Decora, Incorporated issued $7,000,000 of 14% senior subordinated notes, interest payable semi-annually. On June 28, 1996, Decora, Incorporated and the lender agreed to extend the repayment terms of the notes to include payments of $3,500,000 on each of April 15, 1997 and April 15, 1998. The amount due on April 15, 1997 was prepaid by Decora, Incorporated in two installments of $2,800,000 and $700,000 on November 13, 1996 and March 27, 1997, respectively. On March 27, 1997, Decora, Incorporated also prepaid $600,000 of the amount due on April 15, 1998. The notes were repaid in full during fiscal 1998.

     On June 28, 1996, the Company and the lender also exchanged warrants held by the lender to purchase 20% of Decora, Incorporated's common stock for
     (i) a two-year, non-interest bearing, promissory note for $200,000 (the "new note") due April 15, 1998 and (ii) 200,000 shares of the Company's common stock (the "new common stock"). The new note was repaid in full on March 27, 1997. The new common stock contains a guaranty which requires the issuance of additional shares to the lender if the market price of the Company's common stock does not exceed $15.00 per share by April 1998. As of March 31, 1998, the market price of the Company's common stock was $5.69.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     At March 31, 1996, prior to closing of the exchange agreement, the warrants held by the lender were valued at $1,642,000. Prior to the exchange, changes in the value of the warrants based upon results of operations and financial position of Decora, Incorporated were charged or credited to interest expense.

(j) In January 1996, the Company borrowed $650,000 from its primary bank lender in the form of a three year note. The note which bears interest at prime plus 1 1/2% (9.75% at March 31, 1998) was repaid in full during fiscal 1998.


8.   LONG-TERM INCENTIVE PLANS AND STOCK OPTIONS

     The Company has several domestic long-term incentive plans under which shares of the Company's common stock may be sold to directors, officers and key employees. Certain other parties have been granted stock options by the Company in connection with various transactions.

     The Company adopted a Stock Option Plan in 1987 (the "1987 Plan") pursuant to which 340,000 shares of common stock are available for grant. The 1987 Plan is administered by a committee of Directors of the Company who are not covered by the 1987 Plan. All options granted under the 1987 Plan terminate either five or ten years after the date of grant and vest quarterly over a three-year period subsequent to the date of the grant, unless modified by the Company.

     In 1988, the shareholders of the Company approved the Decora Industries, Inc. 1988 Employee Stock Purchase Plan (the "1988 Plan") pursuant to which a total of 100,000 shares of the Company's Common Stock may be issued to participants during the term of the 1988 Plan at an issue price of 85% of the fair market value at the date of the purchase. The 1988 Plan is administered by the Board of Directors provided that a majority are not covered by the 1988 Plan, or by a committee appointed by the Board of Directors. The 1988 Plan terminates on December 31, 1998; no shares have been purchased pursuant to the 1988 Plan.

     A summary of stock option activity under all plans for the three years ended March 31, 1998 follows (000's except average price data):

                                                              AVERAGE
                                                       OPTIONS       PRICE
                                                       -------       -----
     Outstanding at:
          March 31, 1995                                 803         $ 6.90
               Granted                                    45           5.20
               Exercised                                  --         $   --
               Expired                                   (43)        $ 6.50
                                                         ---

          March 31, 1996                                 805         $ 6.80
               Granted                                   164         $ 5.70
               Exercised                                  (8)        $ 3.75
               Expired                                   (27)        $ 8.50
                                                         ---

Decora Industries, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                              AVERAGE
                                                       OPTIONS       PRICE
                                                       -------       -----
         March 31, 1997                                  934         $6.45
                                                       -----
               Granted                                   890         $5.46
               Exercised                                  --         $  --
               Expired                                  (130)        $6.38
                                                       -----
         March 31, 1998                                1,694         $5.94
                                                       =====


     The following table summarizes information about stock options outstanding at March 31, 1998:

                                         OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
             EXERCISE                     AVERAGE    TERM                          AVERAGE
               PRICE          SHARES       PRICE    (MONTHS)           SHARES      PRICE
        ------------------    ------       -----    --------          -------      -----
         $4.50 - $4.95          60,000   $4.75       45.27            20,000        $4.75
         $5.00 - $5.50         822,000    5.36       42.34           672,000         5.41
         $5.55 - $5.95         354,800    5.64       33.04           254,800         5.60
         $6.00 - $6.50         195,000    6.07       49.13           101,666         6.14
         $7.00 - $7.50         192,000    7.43       14.27           107,000         7.38
         $8.00 - $9.30          70,000    8.76       36.37            70,000         8.76

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair values on the fiscal 1998, 1997 and 1996 grant dates for those awards, consistent with the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below ($000's except per share data):

                                                     1998            1997           1996
     Net Income                    -- As Reported   $2,730          $3,566         $2,919
                                   -- Pro Forma      2,527           3,171          2,831

     Basic Net Income Per Share    -- As Reported   $ 0.38          $ 0.51         $ 0.45
                                   -- Pro Forma       0.35            0.45           0.44

     Diluted Net Income Per Share  -- As Reported   $ 0.35          $ 0.46         $ 0.44
                                   -- Pro Forma       0.33            0.41           0.43

     The fair value of each stock option grant has been estimated on the date of each grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                1998            1997           1996
     Risk-free interest rate                    5.49 %           6.22 %         6.23 %
     Expected life (months)                    60               45.6           62.4
     Expected volatility                        0.484            0.594          0.594
     Expected dividend yield                      --               --             --

Decora Industries, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     The weighted average grant date fair values of options granted during fiscal 1998, 1997 and 1996 were $1.38, $0.80 and $1.25, respectively.

     The Company reserved 185,000 shares of common stock for the future possible exercise of warrants; 90,000 of these warrants expired on July 14, 1997 and the remaining 95,000 warrants can be exercised at prices ranging from $2.50 to $7.00 and expire on November 3, 2000.


9.   INCOME TAXES

     Income taxes are summarized as follows ($000's):

                                                     1998            1997            1996
     Current provision (benefit):
       United States:
         Federal                                   $    9          $    68         $    45
         State                                         35              100             (31)
       Foreign                                         --               --              --
                                                   ------          -------         -------
                                                       44              168              14
                                                   ------          -------         -------
     Deferred provision (benefit):
       United States:
         Federal                                      205           (1,327)         (1,500)
         State                                         --               --              --
       Foreign                                      3,029               --              --
                                                   ------          -------         -------
                                                    3,234           (1,327)         (1,500)
                                                   ------          -------         -------
                                                   $3,278          $(1,159)        $(1,486)
                                                   ======          =======         =======


     Net deferred tax assets are comprised of the following at March 31, 1998 and 1997 ($000's):

     Current:

                                                                     1998            1997
          German statutory accruals                                 $ 1,478          $ --
          Valuation reserves                                            435           378
                                                                    -------          ----
                                                                    $ 1,913          $378
                                                                    =======          ====


     Non-current:

          Depreciation                                              $(7,580)        $ (296)
          Net operating loss carryforwards                            6,919          4,503
          Pensions                                                    3,029             --
          Non-compete agreement                                       2,366             --
          Tax credits                                                   325            313
          Other, net                                                 (1,272)          (671)
                                                                    -------         ------
                                                                    $ 3,787         $3,849
                                                                    =======         ======

Decora Industries, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following ($000's):

                                                       1998            1997            1996
          Provision at statutory rate                 $ 2,527        $   840         $   502
          State tax expense (benefit)                      35             65             (20)
          Effect of non-deductible items                  160            182             261
          Effect of tax credits                            --           (313)             --
          Change in valuation allowance                    --         (1,695)         (1,500)
          Other                                           556           (238)           (729)
                                                      -------        -------         -------
          Income tax provision (benefit)              $ 3,278        $(1,159)        $(1,486)
                                                      =======        =======         =======


     Approximately $11,946,000 and $6,246,000 of the Company's net operating loss carryforwards remain available at March 31, 1998 in the United States and Germany, respectively. Their use is limited to future taxable earnings in the respective countries. In the United States, the carryforwards expire over the period 2003 through 2007, while in Germany the carryforwards have an unlimited life.

     At March 31, 1998, foreign subsidiary earnings of $3,886,000 were considered permanently invested in those businesses. Accordingly, U.S. income taxes have not been provided on these earnings. Foreign withholding taxes would be payable to the foreign taxing authorities if these earnings were remitted. Subject to certain limitations, the withholding taxes would then be available for use as credits against the U.S. tax liability.

10.  NON-RECURRING CHARGES

     The consolidated statements of income for fiscal 1998 reflects certain non-recurring charges totalling $1,461,000. Of these charges, $531,000 related to severance costs for U.S. work force reductions implemented in anticipation of operating synergies with Hornschuch and $141,000 related to print tooling redundancies between the two operations. An additional $789,000 was recorded to reserve against notes receivable which the Company obtained in fiscal years 1996 and 1995 in conjunction with the sale of previously discontinued operations.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

11.  NET INCOME PER SHARE

     The Company adopted SFAS No. 128, as required, in the quarter ended December 31, 1997 with all prior periods being restated. The adoption did not have a significant impact on net income per share reported for fiscal 1998, 1997 and 1996, respectively.

     The number of shares of common stock and common stock equivalents used in the computation of net income per common share, assuming dilution for each period, is the weighted average number of common shares outstanding during the periods and, if dilutive, common stock options, warrants and convertible securities which are considered common stock equivalents. The following is a reconciliation of the numerators and denominators for determining basic and diluted net income per share for fiscal 1998, 1997 and 1996 (in thousands, except per share data):

                                   1998                    1997                   1996
                          ---------------------   ---------------------   --------------------
                                           Per                     Per                   Per
                          Income  Shares  Share   Income  Shares  Share   Income  Share  Share
BASIC NET INCOME PER
 SHARE
Net income                $2,730  7,236   $0.38   $3,566   7,044  $0.51   $2,919  6,456  $0.45

EFFECT OF DILUTIVE
 SECURITIES
Contingently issuable
 shares                             327                      568                     --
Options                             193                      163                    165

DILUTED NET INCOME
 PER SHARE                $2,730  7,756   $0.35   $3,566   7,774  $0.46   $2,919  6,621  $0.44

     The total number of shares of common stock and common stock equivalents that were not included in the computation of diluted income per common share because they were anti-dilutive was approximately 3,546,000, 616,000 and 751,000 for fiscal 1998, 1997 and 1996, respectively.


12.  COMMITMENTS AND CONTINGENCIES

     Leases -- The Company uses certain equipment under lease arrangements, all of which are accounted for as operating leases. Rent expense under such arrangements was $699,000, $15,000 and $12,000 for fiscal 1998, 1997 and
     1996, respectively. Rental commitments under long-term noncancellable operating leases are as follows (000's):

                          FY 1999                     $1,083
                          FY 2000                        723
                          FY 2001                        357
                          FY 2002                         --
                          FY 2003                         --

     Legal Proceedings -- The Company is involved in various legal proceedings, the ultimate resolution of which, in the opinion of management, will not have a materially adverse impact on the financial condition, results of operations or cash flows of the Company.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Guarantee of Subsidiary Debt - As part of the Hornschuch acquisition, the Company acquired Hornschuch's wholly-owned real estate subsidiaries. Management identified these subsidiaries as non-core operations upon acquisition and has decided to sell them. The subsidiaries carry approximately $16,300,000 million of debt, with Hornschuch a guarantor of the debt by virtue of its profit pooling agreement with the subsidiaries. The Company has estimated that the debt exceeds the net realizable value of these subsidiaries by approximately $4.9 million and has therefore, recorded a liability for such amount.


13.  BUSINESS AND CREDIT CONCENTRATIONS

     Since the acquisition of Hornschuch on October 1, 1997, the Company's sales reflect a broader range of customers. Prior to the acquisition of the Decorative Coverings Group (see Note 16), Decora Incorporated's primary customer was Rubbermaid, Inc., which accounted for 31%, 89% and 90% of net sales in fiscal 1998, 1997 and 1996, respectively. Accounts receivable from Rubbermaid at March 31, 1998 and 1997 were $4,279,000 and $3,115,000, respectively. The Company estimates an allowance for doubtful accounts based upon the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in these factors could affect the Company's estimate.


14.  GEOGRAPHIC SEGMENTS

     At March 31, 1998, the Company's equity in subsidiaries outside North America ("ONA") was $17.8 million. Prior to fiscal 1998, the Company had no equity in subsidiaries ONA.

     Net sales to ONA customers, including exports from U.S. operations, represented 68%, 10% and 6% of net sales in fiscal 1998, 1997 and 1996, respectively.

     The following is information about the Company's operations in different geographic regions (000's):

                            NET SALES             OPERATING INCOME         TOTAL ASSETS
                   -------------------------  ------------------------  ------------------
                     1998     1997     1996     1998     1997    1996      1998     1997
North America      $31,285  $36,920  $36,644  $ 6,312  $ 6,109  $ 6,289  $ 36,117  $37,454

ONA                 67,122    4,162    2,184    4,737   (1,383)  (2,181)   90,343       --
                   -------  -------  -------  -------  -------  -------  --------  -------
                   $98,407  $41,082  $38,829  $11,049  $ 4,726  $ 4,108  $126,460  $37,454
                   =======  =======  =======  =======  =======  =======  ========  =======

Decora Industries, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

15.  SUPPLEMENTAL CASH FLOW INFORMATION

     Changes in current assets and liabilities, exclusive of acquisitions and dispositions of subsidiaries, were as follows ($000's):

                                                 1998        1997        1996
          Increase in accounts receivable      $(1,951)    $(2,017)    $(1,210)
          (Increase) decrease in inventory      (1,176)        564      (1,074)
          Increase in other assets                 (19)       (205)       (193)
          Increase (decrease) in
           accounts payable                      2,884         140        (713)
          Increase (decrease) in accrued
           liabilities                           2,968         (83)       (126)
          Decrease in other current
           liabilities                            (439)         --          --
                                               -------     -------     -------
                                               $ 2,267     $(1,601)    $(3,316)
                                               =======     =======     =======

     Supplemental cash flow information is as follows ($000's):

     Cash paid during the year for interest    $ 2,140     $ 1,871     $ 2,218
                                               =======     =======     =======
     Cash paid during the year for income
        taxes                                  $   184     $   194     $    45
                                               =======     =======     =======


     During fiscal 1997, 200,000 shares of common stock and notes payable in the amount of $874,000 were issued upon the conversion of $1,642,000 of warrants in subsidiary. During fiscal 1996, 267,200 shares of common stock were issued to satisfy the terms of an agreement with the former owners of an inactive subsidiary of the Company. Also during fiscal 1996, the Company issued 271,000 shares of common stock in the restructuring of outstanding obligations and 24,000 shares of stock for the payment of interest expense.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

16.  QUARTERLY DATA (UNAUDITED)

                                           1ST         2ND       3RD        4TH
                                      (dollars in thousands, except per share data)
    Fiscal 1998:

    Net sales                            $ 9,147     $10,308   $36,909    $42,043
    Gross profit                         $ 2,591     $ 2,410   $ 9,715    $15,471
    Net income (loss)                    $   583     $  (489)* $   241    $ 2,395


    Net income (loss) per share:

    Basic                                $  0.08     $ (0.07)  $  0.03    $  0.33
    Diluted                                 0.08       (0.07)     0.03       0.31

    Fiscal 1997:

    Net sales                            $10,138     $ 12,904  $ 9,533    $ 8,507
    Gross profit                         $ 2,444     $  3,222  $ 2,379    $ 2,534
    Net income                           $   520     $  1,078  $   406    $ 1,562


    Net income per share:

    Basic                                $  0.08     $   0.15  $  0.06    $  0.22
    Diluted                                 0.07         0.14     0.05       0.19

    *Includes a non-recurring charge of $1,461,000.

17.  SUBSEQUENT EVENTS

     On April 29, 1998, the Company, through Decora, Incorporated, acquired (at a cost of approximately $69,000,000 which includes closing costs) certain assets, including trademarks (including the Con-Tact trademark) and tradenames, of Rubbermaid's Decorative Coverings Group ("DCG") and refinanced certain debt (aggregating approximately $32,000,000). These transactions were funded with a bond offering of $112,750,000 principal amount, 11%, secured notes due in May 2005, and a loan of $10 million from Hornschuch's existing credit facilities.

                             DECORA INDUSTRIES, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                            (In thousands of dollars)


Column A                    Column B     Column C    Column D    Column E   Column F  Column G
--------                    --------     --------    --------    --------   --------  --------
                                         Additions
                                          charged
                             Balance    (credited)  Deductions Acquisition  Transla-   Balance
                          at beginning   to costs      from         of        tion     at end
Description                 of period  and expenses  accounts   Hornschuch Adjustment of period
-----------               ------------ ------------ ---------- ----------- ---------- ---------
Reserve deducted from
asset to which it
applied:

For the year ended
March 31, 1998
    Accounts Receivable
    Reserves                $ 499      $ 146        $1,572(a)    $3,195      $120       $2,148

For the year ended
March 31, 1997
    Accounts Receivable
    Reserves                $ 202      $ 554        $  257(a)    $    -      $  -       $  499

For the year ended
March 31, 1996
    Accounts Receivable
    Reserves                $ 175      $ 157        $  130(a)    $    -      $  -       $  202

(a) Uncollectible receivables written off net of recoveries.