Form 10-Q
period 1998-06-30
DECORA INDUSTRIES INC
filed 1998-08-14
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    ---------

                                    FORM 10-Q
                                   ----------

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 1998
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


                                Yes [X]  No [ ]


At August 11, 1998 there were 7,331,354 shares of Common Stock of the registrant outstanding. This document consists of 18 pages.

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
PART 1            FINANCIAL INFORMATION

Item 1                     Financial Statements (unaudited)

                           Condensed Consolidated Balance Sheets
                           as of June 30, 1998 and March 31, 1998                       3-4

                           Condensed Consolidated Statements of
                           Income for the Quarters ended
                           June 30, 1998 and 1997                                        5

                           Condensed Consolidated Statements of
                           Cash Flows for the Quarters ended
                           June 30, 1998 and 1997                                        6

                           Notes to Unaudited Condensed Consolidated
                           Financial Statements                                          7

Item 2                     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                11

PART II           OTHER INFORMATION                                                     17

SIGNATURES                                                                              18


]
PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                             DECORA INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                   JUNE 30, 1998    MARCH 31, 1998
                                                   -------------    --------------
                                                          (IN THOUSANDS)

ASSETS

Current assets:
  Cash and cash equivalents                          $ 28,390          $  1,682
  Restricted cash                                         188               125
  Accounts receivable, less allowance                  24,209            26,049
  Inventories                                          33,500            26,964
  Deferred income taxes                                 1,913             1,913
  Prepaid expenses and other current assets             2,003             1,481
                                                     --------          --------

         Total current assets                          90,203            58,214

Property and equipment, net                            48,460            44,152

Notes receivable                                          519               626

Goodwill and other intangibles, net                    77,799            22,478

Deferred income taxes                                   3,576             3,787

Other assets                                            5,451             1,959
                                                     --------          --------

                                                     $226,008          $131,216
                                                     ========          ========



                                   (continued)


      See accompanying Notes to Condensed Consolidated Financial Statements

                             DECORA INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                         JUNE 30, 1998       MARCH 31, 1998
                                                         -------------       --------------
                                                                   (IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $  10,371           $   9,577
  Accrued liabilities                                         20,708              17,104
  Current portion of long-term debt                           19,137              10,472
  Other current liabilities                                    4,352               4,928
                                                           ---------           ---------

       Total current liabilities                              54,568              42,081

Long-term debt                                               133,498              50,644

Pension obligation                                            13,620              13,424
                                                           ---------           ---------

       Total liabilities                                     201,686             106,149
                                                           ---------           ---------

Minority interest in subsidiary                                7,311               6,978
                                                           ---------           ---------
Shareholders' equity:
  Preferred stock, $.01 par value;
    5,000,000 shares authorized                                   --                  --
  Common stock, $.01 par value;
    20,000,000 shares authorized;
    7,331,000 shares issued and outstanding
    at June 30, 1998 and March 31, 1998                           73                  73
  Additional paid-in capital                                  33,775              33,775
  Accumulated deficit                                        (15,709)            (14,984)
  Cumulative translation adjustment                           (1,128)               (775)
                                                           ---------           ---------

       Total shareholders' equity                             17,011              18,089
                                                           ---------           ---------
       Total liabilities and shareholders' equity          $ 226,008           $ 131,216
                                                           =========           =========




      See accompanying Notes to Condensed Consolidated Financial Statements

                             DECORA INDUSTRIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED JUNE 30,
                                                                       1998               1997
                                                                     --------           --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                                            $ 45,842           $  9,147
Cost of goods sold (see Note 2)                                        31,051              6,556
                                                                     --------           --------

Gross profit                                                           14,791              2,591

Selling, general and administrative expenses                            8,972              1,340
                                                                     --------           --------

Operating income                                                        5,819              1,251

Interest expense                                                        3,016                416
                                                                     --------           --------

Income before income taxes, minority interest
 in earnings of subsidiary and extraordinary item                       2,803                835

Income tax provision                                                    1,183                251
                                                                     --------           --------

Income before minority interest in earnings
 of subsidiary and extraordinary item                                   1,620                584

Minority interest in earnings of subsidiary                               326                 --
                                                                     --------           --------

Income before extraordinary item                                        1,294                584

Extraordinary item, net of income taxes (see Note 2)                   (2,019)                --
                                                                     --------           --------

Net income (loss)                                                    $   (725)          $    584
                                                                     --------           --------

Income before extraordinary item per share of common stock:
  Basic                                                              $   0.18           $   0.08
  Diluted                                                                0.12               0.07

Extraordinary item per share of common stock:
  Basic                                                                 (0.28)                --
  Diluted                                                               (0.19)                --

Net income (loss) per share of common stock:
  Basic                                                                 (0.10)              0.08
  Diluted                                                               (0.07)              0.07


      See accompanying Notes to Condensed Consolidated Financial Statements

                             DECORA INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED JUNE 30,
                                                              1998                1997
                                                           ---------           ---------
                                                                  (IN THOUSANDS)
Cash flows from operating activities:
Net income (loss)                                          $    (725)          $     584
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Extraordinary item, net of income taxes                    2,019                  --
    Depreciation and amortization                              2,036                 580
    Minority interest in earnings of subsidiary                  326                  --
    Deferred income tax provision                                 --                 185
    Net changes in current assets and liabilities              3,730              (1,278)
                                                           ---------           ---------

Net cash provided by operating activities                      7,386                  71

Cash flows from investing activities:
    Rubbermaid Acquisition                                   (62,145)                 --
    Acquisition of Hornschuch shares                            (207)                 --
    Reduction in notes receivable                                189                  72
    Purchase of property and equipment                        (1,618)               (341)
                                                           ---------           ---------

Net cash used in investing activities                        (63,781)               (269)
                                                           ---------           ---------

Cash flows from financing activities:
    Issuance of long-term debt                               110,086                 757
    Repayment of long-term debt                              (28,418)               (577)
    Change in short-term borrowing                             8,394                  --
    Proceeds from issuance of common stock                        --                  62
    Net cash paid for debt penalties and fees                 (6,255)                 --
                                                           ---------           ---------

Net cash provided by financing activities                     83,807                 242
                                                           ---------           ---------

Effect of exchange rate fluctuations on cash
  and cash equivalents                                          (641)                 --

Net increase in cash and cash equivalents                     26,771                  44
Cash at beginning of period                                    1,807                 243
                                                           ---------           ---------
Cash at end of period                                      $  28,578           $     287
                                                           =========           =========


      See accompanying Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - Integration of Financial Statements Reported on Form 10-K

The accompanying Unaudited Condensed Consolidated Financial Statements should be read in conjunction with Decora Industries, Inc.'s ("DII" and together with its subsidiaries, the "Company") Audited Consolidated Financial Statements included in its Form 10-K for the fiscal year ended March 31, 1998, filed with the Securities and Exchange Commission (File No. 0-16072) (the "Form 10-K"). In the opinion of the Company, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods.

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income. Comprehensive income is the change in the equity of a company, not including those changes that result from shareholder transactions. The Company's components of other comprehensive income relate to foreign currency translation adjustments. Total comprehensive income (loss) for the three months ended June 30, 1998 and 1997 was $(937) and $584, respectively.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of the derivatives would be accounted for depending on whether it qualifies for hedge accounting. The Company will be required to adopt this standard by the fiscal year beginning April 1, 2000, but may adopt it sooner. Management does not believe that the adoption of this statement will have a material impact on the financial statements.

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

NOTE 2 - Acquisitions, Extraordinary Item and Acquisition Related One-time Charge to Cost of Goods Sold

Acquisitions

On April 29, 1998, the Company acquired certain assets which had constituted Rubbermaid's Decorative Coverings Group (the "DCG") for a purchase price of approximately $62.5 million (the "Rubbermaid Acquisition"). The assets acquired included inventory, certain manufacturing equipment, tradenames and all other rights to three product lines; (i) the Con-Tact self-adhesive line which is manufactured by Decora, (ii) the Shelf Liner light-adhesive line which was manufactured by Rubbermaid, and (iii) The Grip Liner non-adhesive covering line which is manufactured by a third party pursuant to the terms of an exclusive manufacturing agreement.

 The acquisition cost for the DCG of approximately $64.6 million (purchase price of $62.5 million, adjusted for acquisition related closing costs of approximately $3.6 million, less amounts allocated to transition services of $1.5 million) was allocated to the assets acquired as follows:

                  Inventory                          $7,500,000
                  Property and equipment              1,000,000

                  Intangible assets:
                    Con-Tact tradename               20,300,000
                    Customer relationships           27,400,000
                    Goodwill                          8,400,000


In order to finance the Rubbermaid Acquisition and to improve its capital structure, the Company issued $112,750,000 of 11.0% senior secured notes (the "Notes"). The Notes were issued with an original issue discount of $2,664,000 resulting in gross cash proceeds of $110,086,000 with interest payable semi-annually and no principal payments required prior to maturity on May 1, 2005. In addition, Konrad Hornschuch AG ("Hornschuch"), a 76% owned subsidiary, borrowed under its secured credit facilities approximately $10.0 million. Of the total amount raised of approximately $120,086,000, approximately $58,300,000 was used for the Rubbermaid Acquisition, approximately $32,100,000 was used to refinance existing debt (including an $18.0 million 13% subordinated loan (the "Subordinated Loan")), approximately $9,300,000 will be used to finance a tender offer for the remaining 24% equity interest in Hornschuch, approximately $7,500,000 was used to pay acquisition and financing related transaction fees and expenses and the remaining net proceeds will be used for general corporate purposes including the payment of the remaining transaction related fees and expenses, working capital requirements and the relocation of manufacturing assets purchased as part of the Rubbermaid Acquisition. At the same time Decora Incorporated ("Decora"), a wholly owned subsidiary of the Company, entered into a three year, $15.0 million secured revolving line of credit (the "Credit Facility"). As of June 30, 1998, the Credit Facility had not been utilized and availability is based on a factor of the amount of accounts receivable and inventory held by Decora.

Direct financing transaction costs incurred of approximately $4.4 million were deferred and are being amortized, using the effective interest rate method, over the term of the respective financings.

The accompanying Condensed Consolidated Statements of Income include the results of the Company (including Hornschuch since the acquisition of 73.2% of the outstanding shares on October 1, 1997 (the "Hornschuch Acquisition")) and reflect the effects of the Rubbermaid Acquisition since April 29, 1998, the date of the acquisition. Pro forma unaudited consolidated operating results for the three months ended June 30, 1997, assuming the Hornschuch Acquisition had been made as of April 1, 1997, are summarized below (in thousands, except per share amounts). Since the Rubbermaid Acquisition was an acquisition of product lines and comparative information is not available, the pro forma unaudited consolidated operating results for the three months ended June 30, 1997 reflect only the effect of the Hornschuch Acquisition. The statement of income for Hornschuch for the three months ended June 30, 1997 has been translated at DM1.7131 per dollar.


                                                               Three Months Ended
                                                                 June 30, 1997
                                                               -------------------
                                                                (In thousands)
                  Sales                                         $   40,791
                  Net loss                                             (56)
                  Basic net loss per common share                    (0.01)
                  Diluted net loss per common share                  (0.01)


These pro forma results have been prepared for comparative purposes only and include adjustments as a result of applying purchase accounting and conversion to generally accepted accounting principles in the United States, such as additional depreciation expense due to the step-up in the basis of property and equipment, goodwill amortization and increased interest on the Hornschuch Acquisition debt. The pro forma information is not necessarily indicative of the operating results that would have occurred if the acquisition had taken place on the aforementioned date or of future results of operations of the consolidated entities.


Extraordinary Item

As noted above, in conjunction with the Rubbermaid Acquisition, the Company raised sufficient funds through the issuance of the 11.0% Notes to refinance $32.1 million of its existing debt, including the Subordinated Loan bearing a coupon of 13%. As a result of the repayment of the Subordinated Loan and other debt, the Company paid a one-time prepayment penalty of approximately $2.2 million and wrote-off unamortized deferred loan costs of approximately $1.1 million. Consequently, an extraordinary charge of approximately $2.0 million (net of income taxes) was recorded in the three months ended June 30, 1998.

Acquisition Related One-time Charge to Cost of Goods Sold

The results for the three months ended June 30, 1998 were also impacted by a one-time charge of approximately $797,000 for the step-up in basis of certain DCG inventory acquired in the Rubbermaid Acquisition. This charge related primarily to inventory sold by Decora to Rubbermaid prior to the Rubbermaid Acquisition. Pursuant to purchase accounting, the manufacturers profit related to such inventory must be reflected in the inventory basis upon the sale of such inventory.

NOTE 3 - Inventories

Inventories at June 30, 1998 and March 31, 1998 consisted of the following:


                                              JUNE 30, 1998                MARCH 31, 1998
                                             -----------------            ---------------
                                                            (IN THOUSANDS)
         Raw Materials                       $           6,553            $         7,335
         Work-in-Process                                 5,079                      4,634
         Finished Goods                                 21,868                     14,995
                                             -----------------            ---------------
                                             $          33,500            $        26,964
                                             =================            ===============

NOTE 4 - Net Income Per Share

The Company adopted SFAS No. 128, as required, in the quarter ended December 31, 1997, with all prior periods being restated. The adoption did not have a significant impact on net income per share reported for the three months ended June 30, 1998 and 1997.

The number of shares of common stock and common stock equivalents used in the computation of net income per common share, assuming dilution for each period, is the weighted average number of common shares outstanding during the periods and, if dilutive, common stock options, warrants and convertible securities which are considered common stock equivalents. The following is a reconciliation of the denominators for determining basic and diluted net income per common share for the three months ended June 30, 1998 and 1997. The numerators were the same for both calculations (in thousands, except per share data):

                                                      Three Months Ended
                                                June 30, 1998     June 30, 1997
                                                -------------     -------------

WEIGHTED AVERAGE SHARES:

Shares outstanding at beginning of period             7,331           7,136
Shares issued                                            --              --
                                                     ------          ------

Shares used in the calculation of Basic EPS           7,331           7,136

Effect of dilutive securities:
   Contingently issuable shares                         327             541
   Options/ Warrants                                  2,800             367
                                                     ------          ------

 Adjusted weighted average shares                    10,458           8,044
                                                     ======          ======

The total number of shares of common stock and common stock equivalents that were not included in the computation of diluted income per common share because they were anti-dilutive was approximately 424,000 and 361,000 for the three months ended June 30, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q (the "10-Q") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding company and industry prospects are forward-looking statements. Although management believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from management's expectations are disclosed in this 10-Q and in the annual report of Decora Industries Inc. ("DII", and together with its subsidiaries, the "Company") on Form 10-K for the year ended March 31, 1998.

Prior to October 1997, the Company was operating primarily as a contract manufacturer with approximately 90% of its sales to one customer, Rubbermaid Incorporated ("Rubbermaid"). Since October 1, 1997, the Company has been transformed from a contract manufacturer into a vertically integrated, world-wide leader in the self-adhesive consumer decorative products category through the October 1, 1997 acquisition of approximately 76% of the shares of Konrad Hornschuch AG by the Company's wholly-owned subsidiary, Decora Industries Deutschland GmbH (the "Hornschuch Acquisition") and the April 29, 1998 acquisition of certain assets from Rubbermaid, including the Con-Tact brand name, which constituted Rubbermaid's Decorative Covering Group (the "DCG") by the Company (the "Rubbermaid Acquisition"). Since the Condensed Consolidated Statements of Income of the Company for the three months ended June 30, 1998 reflect the results of Hornschuch (unless otherwise noted in this section "Hornschuch" refers collectively to Konrad Hornschuch AG and Decora Industries Deutschland GmbH) and the effect of approximately two months of results following the Rubbermaid Acquisition; and since the three months ended June 30, 1997 do not reflect the results for either Hornschuch or the Rubbermaid Acquisition; the results for the three months ended June 30, 1998 may not be directly comparable with the three months ended June 30, 1997.

In the following discussion, dollar amounts are stated in thousands:

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JUNE 30, 1997.

The Company's Condensed Consolidated Financial Statements for the three months ended June 30, 1998 are the first to reflect the April 29, 1998 Rubbermaid Acquisition. Net sales for the three months ended June 30, 1998 were $45,842 (reflecting the impact of the Hornschuch Acquisition during the entire period and the Rubbermaid Acquisition for part of the three month period) as compared with net sales of $9,147 for the three months ended June 30, 1997. The increase of $36,695 resulted principally from the inclusion of Hornschuch net sales of $29,024 in the current year quarter, and an increase in sales of $7,711 in the U.S. operations. The increase in net sales in the United States partially reflects the impact of the Rubbermaid Acquisition during the months of May and June of 1998. Export and industrial net sales from U.S. operations were $1,488 for the three months ended June 30, 1998, reflecting an increase of $370, as compared with $1,118 in the three months ended June 30, 1997.

Gross profit was $14,791, or 32.3% of net sales, for the three months ended June 30, 1998 as compared with $2,591, or 28.3% of net sales, for the three months ended June 30, 1997. The increase of $12,200 was a result of reflecting Hornschuch's gross profit of $9,090 in the three months ended June 30, 1998, and an increase of $3,110 in gross profit in the U.S. operations. The increase in gross margin in the U.S. operations is principally due to the effect of the Rubbermaid Acquisition included in the results, primarily for May and June of 1998, partially offset by a one-time charge of $797 for the step-up in basis on DCG inventory acquired in the Rubbermaid Acquisition. Excluding the impact of this one-time charge, total Company gross profit would have been $15,588 or 34.0% of net sales.

Selling, general and administrative expenses were $8,972, or 19.6% of net sales, for the three months ended June 30, 1998 as compared with $1,340, or 14.7% of net sales, in the three months ended June 30, 1997. The increase of $7,632 was a result of the addition of Hornschuch's selling, general and administrative expenses of $6,937 in the three months ended June 30, 1998 and an increase of $696 at the U.S. operations. The increase in selling, general and administrative expenses in the United States was primarily due to the incremental sales and marketing costs incurred in the three months ended June 30, 1998 relative to the change from being primarily a contract manufacturer to being a vertically integrated manufacturer and marketer of Con-Tact products following the Rubbermaid Acquisition.

Interest expense was $3,016 for the three months ended June 30, 1998 as compared with $416 in the prior year quarter. The increase of $2,600 is principally due to interest expense relative to the $112,750 of senior secured notes issued April 29, 1998 (the "Notes") of $2,142, interest expense on Hornschuch's operating loans of $163 and additional interest expense of approximately $362 associated with the Hornschuch Acquisition debt not refinanced.

The Company recognized income before income taxes, minority interest in earnings of subsidiary and extraordinary item of $2,803 in the three months ended June 30, 1998, as compared with $835 in the three months ended June 30, 1997. This increase is principally a result of the earnings of Hornschuch.

The Company recognized an extraordinary charge relative to the repayment of debt in April 1998 in conjunction with the Rubbermaid Acquisition. A related prepayment penalty and the write-off of unamortized deferred loan costs totaling approximately $2,019 (net of income taxes) were reflected as an extraordinary item in the three months ended June 30, 1998.

Net loss of $725 for the three months ended June 30, 1998 was $1,319 lower than the three months ended June 30, 1997 as a result of the above-noted changes, a $932 increase in the provision for income taxes and a $326 deduction for the minority interest in earnings of Hornschuch.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash flow are cash from operations and borrowings under its credit facilities. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing of acquisitions.

The Company's net working capital increased from $16,133 at March 31, 1998 to $35,635 at June 30, 1998, an increase of $19,502. The increase is due primarily to the proceeds from the issuance of long-term debt.

Consolidated cash balances as of June 30, 1998 were $28,578 which are limited by certain security agreements, minority interests and debt covenants as to use. During recent fiscal periods, DII's subsidiaries generated cash from operations which was utilized primarily to fund working capital requirements and repay debt, and DII was funded with management fees, proceeds of notes receivable and proceeds from the private placement of equity securities.

Net cash flow from operating activities for the three months ended June 30, 1998 was $7,386 versus cash flow from operating activities of $71 for the three months ended June 30, 1997. A decrease in net income was offset primarily by increased depreciation and amortization, the extraordinary charge and the increase in net working capital noted above.

Capital expenditures for the three months ended June 30, 1998 were $1,618 (including expenditures of $1,290 at Hornschuch) versus $341 for the three months ended June 30, 1997. Approximately $1,100 of the expenditures at Hornschuch relate to a progress payment on a new printing machine. Expenditures at DII's U.S. operations are consistent with historical averages. The Company anticipates increasing spending on capital projects to approximately $10,000 this fiscal year. Additionally, as a part of the Rubbermaid Acquisition, management anticipates spending approximately $2,500 to move the Shelf Liner equipment from Ohio and install it at the Fort Edward, New York facility of Decora, Incorporated ("Decora") and approximately $2,000 to install systems and pay related expenses necessary to establish Decora's new sales, distribution and customer service functions.

The Company's consolidated operations and cash flow are significantly exposed to changes in exchange rates between the U.S. dollar and the Deutsche Mark, as well as, to a limited extent, other foreign currencies. To date, the Company has engaged in limited hedging transactions to protect against fluctuations in exchange rates relative to the payment of interest on the senior loans utilized to fund the Hornschuch Acquisition. Although the Company plans to utilize limited hedging strategies in the future as the need arises, its profitability will continue to be affected by fluctuations in foreign exchange rates.

Concurrent with the April 1998 Rubbermaid Acquisition, DII issued $112,750 of senior secured notes (the "Notes"). The Notes were issued with an original issue discount of $2,664 resulting in gross cash proceeds of $110,086. The interest rate on the Notes is 11% which is paid semi-annually and no principal payments are required prior to maturity on May 1, 2005. In addition, (i) Hornschuch borrowed approximately $10.0 million under its secured credit facilities; (ii) Hornschuch loaned Decora such $10.0 million pursuant to a secured intercompany note, the proceeds of which were used by Decora to partially finance the Rubbermaid Acquisition; and (iii) Decora entered into a three year, $15.0 million secured revolving line of credit facility which, as of June 30, 1998, has not been utilized. Availability under the credit line is based on a factor of the amount of accounts receivable and inventory held by Decora. In addition to financing the Rubbermaid Acquisition, these borrowings refinanced approximately $32.1 million of debt and related fees of DII and Decora, will finance a tender offer for the remaining 24% equity interest in Hornschuch and will be used for general corporate purposes including working capital requirements and the relocation of manufacturing assets noted above.

OUTLOOK

The completion of the Hornschuch Acquisition and the Rubbermaid Acquisition represents two significant achievements for the Company and not only transitioned the Company into a world-leading manufacturer and marketer, but also creates significant opportunities for strengthening the Company's market position and increasing sales world-wide. During the current fiscal year, the Company intends to focus its efforts on areas which are key to achieving its operational and financial objectives, including the following:

         - Enhance the North American Con-Tact brand acquired from Rubbermaid and expand market share.

         - Diversify the use of Con-Tact by consumers and expand distribution into other segments.

         - Complete the development of its North American sales and distribution infrastructure.

         -        Expand international sales.

         - Implement manufacturing and product synergies between North American and German operations.

As a result of the financing associated with the Rubbermaid Acquisition and Hornschuch Acquisition, the Company has substantial debt in relation to its shareholders' equity, as well as substantial debt service requirements that are significant compared to its cash flow from operations. At June 30, 1998, the Company had consolidated outstanding indebtedness of $152,635 representing approximately 90% of total capitalization. Management believes that it has enhanced its competitive position and cash flow as a result of the acquisitions and that the investments it is making in its sales and marketing efforts will enhance future cash flow. The Company's ability to service its debt will depend upon the Company's future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. If the Company is unable to service its indebtedness, it may be required to alter its business plans, restructure or refinance its indebtedness or seek additional equity capital.

The Company did not acquire the distribution or sales and marketing operations from Rubbermaid as part of the Rubbermaid Acquisition. In the three months ended June 30, 1998, the Company made significant progress in establishing operations which can fulfill such distribution and sales and marketing requirements including the filling of key sales and marketing positions, the establishment of the North American headquarters in Cleveland Ohio, the selection of a new management information system and the transfer of most major customer relationships. Additionally, Rubbermaid continues to manufacture the Shelf Liner product line until such operations are relocated to Decora's facility in Fort Edward, New York (such relocation is currently planned for November/ December
1998). For a nine-month transition period which ends in January 1999, Rubbermaid will continue to provide manufacturing, warehousing, shipping, order entry, customer service, billing and collection functions for Decora on a contractual basis, until such activities have been transferred to Decora. While Decora plans to begin the transition of accounts on October 15, 1998, and to complete the transition prior to January 1999, the inability to totally or partially complete the transition as planned could result in unplanned investment requirements, increased operating costs, loss of sales, loss of customers or reduction in operating cash flow available to service required debt payments.

The Company's foreign operations are conducted primarily through Hornschuch. The Company's European operations, representing approximately 63% of the Company's net sales for the three months ended June 30, 1998, are subject to special risks inherent in doing business outside the United States, including governmental instability, war and other international conflicts, civil and labor disturbances, requirements of local ownership, partial or total expropriation, nationalization, currency devaluation, foreign exchange controls and foreign laws and policies, each of which may limit the movement of assets or funds or result in the deprivation of contract rights or the taking of property without fair compensation.

Certain indirect subsidiaries of Hornschuch own two commercial real estate properties in Germany which are unrelated to its operating business and which collateralize bank loans totaling approximately $16,199. Currently, the properties are producing rental income sufficient to cover interest payments. Management is attempting to sell the two properties and is in contract negotiations on one of them; however, there is no assurance that the properties can be sold in the near term, or at all, at a price which will be sufficient to repay the loans in full. If not, Hornschuch could be required to pay amounts due under the loans, which could have a material adverse effect on Hornschuch's business and financial condition. Management believes, however, that it can complete the sales as planned and that it can finance any shortfall in the sales price through its current banking relationships.

The Company has conducted a review of its electronic data processing systems to assess what changes might be needed for those systems to recognize the year 2000 and not to treat any date after December 31, 1999 as a date during the twentieth century. In conjunction with the Rubbermaid Acquisition, during fiscal 1999, Decora is purchasing and installing new electronic data processing systems which will replace its existing systems and will be fully year 2000 compliant. Management believes that all such changes can be implemented in an orderly and timely manner. Costs to modify existing systems are not anticipated to be material while the cost for installation of the new systems described above are anticipated to total approximately $1,000. The Company plans to try to coordinate its response to these issues with those third parties with whom the Company engages in electronic transactions, both domestically and internationally, including suppliers, customers, creditors and financial service organizations, although the Company has not yet fully assessed and cannot effectively ensure against all potential Year 2000 problems that might originate with third parties. If the Company or any third party with whom the Company does business were to have a Year 2000 problem, the Company's business could be seriously disrupted and the Company's financial condition and results of operations could be materially adversely affected.

                             DECORA INDUSTRIES, INC.
                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a defendant in pending actions which, in the opinion of management of the Company, are not material to the Company's financial condition or results of operations. Although no assurances can be given regarding the ultimate outcome of such matters, the Company has accrued amounts for defense and settlement costs which the Company considers adequate.

ITEM 2.  CHANGES IN SECURITIES

Not Applicable.

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

Not Applicable.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS
Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27.1    Financial Data Schedule

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed during the three months ended June 30, 1998:

1. Form 8-K dated March 31, 1998 reporting the Company's agreement to acquire the DCG from Rubbermaid.

2. Form 8-K/A dated October 1, 1997 (filed April 22, 1998) restating item 7 to correct certain financial information regarding Hornschuch.

3. Form 8-K dated April 29, 1998 reporting the completion of the Company's acquisition of the DCG.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECORA INDUSTRIES, INC.
(REGISTRANT)




BY /s/ TIMOTHY N. BURDITT
  ---------------------------
Timothy N. Burditt
EVP Administration & Finance




DATED:  August 14, 1998