Form 10-Q
period 1998-09-30
DECORA INDUSTRIES INC
filed 1998-11-16
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-Q

                                    ---------

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1998
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


                                 Yes [X] No [ ]


At November 9, 1998 there were 7,340,385 shares of Common Stock of the registrant outstanding. This document consists of 22 pages.

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I  FINANCIAL INFORMATION

Item 1         Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets
               as of September 30, 1998 and March 31, 1998                         3-4

               Condensed Consolidated Statements of
               Income for the Three and Six Months ended
               September 30, 1998 and 1997                                          5

               Condensed Consolidated Statements of
               Cash Flows for the Six Months ended
               September 30, 1998 and 1997                                          6

               Notes to Unaudited Condensed Consolidated
               Financial Statements                                                 7

Item 2         Management's Discussion and Analysis of
               Financial Condition and Results of Operations                       12

PART II OTHER INFORMATION                                                          19

SIGNATURES                                                                         22

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                             DECORA INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                   SEPTEMBER 30,       MARCH 31,
                                                       1998              1998
                                                   -------------       ---------
                                                           (IN THOUSANDS)
ASSETS

Current assets:
  Cash and cash equivalents                          $ 27,675          $  1,682
  Restricted cash                                         246               125
  Accounts receivable, less allowance                  25,964            26,049
  Inventories                                          37,399            26,964
  Deferred income taxes                                 1,913             1,913
  Prepaid expenses and other current assets             1,898             1,481
                                                     --------          --------

         Total current assets                          95,095            58,214

Property and equipment, net                            51,338            44,152

Goodwill and other intangibles, net                    81,144            22,478

Deferred income taxes                                   3,965             3,787

Other assets                                            7,341             2,585
                                                     --------          --------

                                                     $238,883          $131,216
                                                     ========          ========



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                             DECORA INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                    SEPTEMBER 30,        MARCH 31,
                                                       1998                1998
                                                    -------------       ---------
                                                            (IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $   8,812           $   9,577
  Accrued liabilities                                   27,583              17,104
  Current portion of long-term debt                     18,199              10,472
  Other current liabilities                              6,726               4,928
                                                     ---------           ---------

       Total current liabilities                        61,320              42,081

Long-term debt                                         134,842              50,644

Pension obligation                                      14,623              13,424
                                                     ---------           ---------

       Total liabilities                               210,785             106,149
                                                     ---------           ---------

Minority interest in subsidiary                          7,473               6,978
                                                     ---------           ---------

Shareholders' equity:
  Preferred stock, $.01 par value;
    5,000,000 shares authorized                             --                  --
  Common stock, $.01 par value;
    20,000,000 shares authorized;
    7,340,000 and 7,331,000 shares issued
    and outstanding at September 30, 1998
    and March 31, 1998, respectively                        73                  73
  Additional paid-in capital                            33,627              33,775
  Accumulated deficit                                  (14,388)            (14,984)
  Cumulative translation adjustment                      1,313                (775)
                                                     ---------           ---------

       Total shareholders' equity                       20,625              18,089
                                                     ---------           ---------

 Total liabilities and shareholders' equity          $ 238,883           $ 131,216
                                                     =========           =========



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                             DECORA INDUSTRIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                ------------------------         -------------------------
                                                  1998            1997             1998             1997
                                                --------        --------         --------         --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                       $ 49,018        $ 10,308         $ 95,496         $ 19,455

Cost of goods sold (see Note 2)                   29,681           7,898           61,368           14,454
                                                --------        --------         --------         --------

Gross profit                                      19,337           2,410           34,128            5,001

Selling, general and administrative
     expenses                                     13,395           1,226           22,367            2,567
Non-recurring charges                                 --           1,461               --            1,461
                                                --------        --------         --------         --------

Operating income (loss)                            5,942            (277)          11,761              973

Interest expense, net                              3,656             421            6,672              838
                                                --------        --------         --------         --------

Income (loss) before income taxes,
  minority interest in earnings of
  subsidiary and extraordinary item                2,286            (698)           5,089              135

Income tax provision (benefit)                       932            (209)           2,115               41
                                                --------        --------         --------         --------

Income (loss) before minority interest
  in earnings of subsidiary and
  extraordinary item                               1,354            (489)           2,974               94

Minority interest in earnings of
   subsidiary                                         33              --              359               --
                                                --------        --------         --------         --------

Income (loss) before extraordinary item            1,321            (489)           2,615               94

Extraordinary item, net of income
  taxes (see Note 2)                                  --              --           (2,019)              --
                                                --------        --------         --------         --------


Net income (loss)                               $  1,321        $   (489)        $    596         $     94
                                                ========        ========         ========         ========

Per share of common stock:

Income (loss) before extraordinary  item
    Basic                                       $   0.18        $  (0.07)        $   0.36         $   0.01
    Diluted                                         0.16           (0.07)            0.31             0.01
Extraordinary item
    Basic                                             --              --            (0.28)              --
    Diluted                                           --              --            (0.24)              --
Net income (loss)
     Basic                                          0.18           (0.07)            0.08             0.01
     Diluted                                        0.16           (0.07)            0.07             0.01



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                             DECORA INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                             1998              1997
                                                           ---------         ---------
                                                                  (IN THOUSANDS)
Cash flows from operating activities:
Net income                                                 $     596         $      94
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Extraordinary item, net of income taxes                    2,019                --
    Depreciation and amortization                              4,609             1,246
    Amortization of debt discount and fees                       481                33
    Provision for notes receivable                                --               789
    Minority interest in earnings of subsidiary                  359                --
    Deferred income tax provision                                 --              (116)
    Net changes in current assets and liabilities              5,083               895
    Other, net                                                  (792)               --
                                                           ---------         ---------

Net cash provided by operating activities                     12,355             2,941
                                                           ---------         ---------

Cash flows from investing activities:
    Rubbermaid Acquisition                                   (63,312)               --
    Acquisition of Hornschuch shares                            (667)               --
    Reduction in notes receivable                                 66                --
    Purchase of property and equipment                        (3,032)             (466)
                                                           ---------         ---------

Net cash used in investing activities                        (66,945)             (466)
                                                           ---------         ---------

Cash flows from financing activities:
    Issuance of long-term debt                               110,086                --
    Repayment of long-term debt                              (28,913)           (2,253)
    Change in short-term borrowing                             6,280                --
    Proceeds from issuance of common stock                        --                62
    Payment of warrant exchange obligation                      (200)               --
    Net cash paid for debt penalties and fees                 (7,087)               --
                                                           ---------         ---------

Net cash provided by (used in) financing activities           80,166            (2,191)
                                                           ---------         ---------


Effect of exchange rate fluctuations on cash
  and cash equivalents                                           538                --
                                                           ---------         ---------
Net increase in cash and cash equivalents                     26,114               284
Cash and cash equivalents at beginning of period               1,807               243
                                                           ---------         ---------
Cash and cash equivalents at end of period                 $  27,921         $     527
                                                           =========         =========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1 - Integration of Financial Statements Reported on Form 10-K

The accompanying Unaudited Condensed Consolidated Financial Statements should be read in conjunction with Decora Industries, Inc.'s ("DII" and, together with its subsidiaries, the "Company") Audited Consolidated Financial Statements included in its Form 10-K for the fiscal year ended March 31, 1998, filed with the Securities and Exchange Commission (File No. 0-16072) (the "Form 10-K"). In the opinion of the Company, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods.

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income. Comprehensive income is the change in the equity of a company, not including those changes that result from shareholder transactions. The Company's components of other comprehensive income relate to foreign currency translation adjustments. Total comprehensive income (loss) for the three months ended September 30, 1998 and 1997 was $3,762,000 and ($489,000), respectively; and for the six months ended September 30, 1998 and 1997 was $2,684,000 and $94,000, respectively.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of the derivatives would be accounted for depending on whether it qualifies for hedge accounting. The Company will be required to adopt this standard by the fiscal year beginning April 1, 2000, but may adopt it sooner. Management does not believe that the adoption of this statement will have a material impact on the financial statements.

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

NOTE 2 - Acquisitions, Extraordinary Item and Acquisition Related One-time Charge to Cost of Goods Sold

Acquisitions

On April 29, 1998, the Company acquired certain assets, which had constituted Rubbermaid's Decorative Coverings Group (the "DCG"), for a purchase price of approximately $62.5 million (the "Rubbermaid Acquisition"). The assets acquired included inventory, certain manufacturing equipment, tradenames and all other rights to three product lines: (i) the Con-Tact self-adhesive line, which is manufactured by Decora, (ii) the Shelf Liner light-adhesive line, which was manufactured by Rubbermaid, and (iii) the Grip Liner non-adhesive covering line, which is manufactured by a third party pursuant to the terms of an exclusive manufacturing agreement.

The acquisition cost for the DCG of approximately $64.6 million (purchase price of $62.5 million, adjusted for acquisition related closing costs of approximately $3.6 million, less amounts related to transition services of $1.5 million) was allocated to the assets acquired as follows:

               Inventory                           $ 7,500,000
               Property and equipment                1,000,000

               Intangible assets:
                 Con-Tact tradename                 20,300,000
                 Customer relationships             27,400,000
                 Goodwill                            8,400,000


In order to finance the Rubbermaid Acquisition and to improve its capital structure, the Company issued $112,750,000 of 11.0% senior secured notes (the "Notes"). The Notes were issued with an original issue discount of $2,664,000 with interest payable semi-annually and no principal payments required prior to maturity on May 1, 2005. In addition, Konrad Hornschuch AG ("Hornschuch"), a 77% owned subsidiary, borrowed under its secured credit facilities approximately $10.0 million. Of the total amount raised, approximately $58,300,000 was used for the Rubbermaid Acquisition, approximately $32,100,000 was used to refinance existing debt and related fees (including an $18.0 million 13% subordinated loan (the "Subordinated Loan")), approximately $8,700,000 will be used to finance a tender offer for the remaining 23% equity interest in Hornschuch, approximately $7,500,000 was used to pay acquisition and financing related transaction fees and expenses and the remaining net proceeds are being used for general corporate purposes including the payment of the remaining transaction related fees and expenses, working capital requirements and the relocation of manufacturing assets purchased as part of the Rubbermaid Acquisition. At the same time Decora, Incorporated ("Decora"), a wholly owned subsidiary of the Company, entered into a three year, $15.0 million secured revolving line of credit (the "Credit Facility"). Its availability is based on a factor of the amount of accounts receivable and inventory held by Decora. As of September 30, 1998, the Credit Facility had not been utilized.

Direct financing transaction costs incurred of approximately $4.9 million were deferred and are being amortized, using the effective interest rate method, over the term of the respective financings.

The accompanying Condensed Consolidated Statements of Income include the results of the Company (including Hornschuch since the acquisition of 73.2% of the outstanding shares on October 1, 1997 (the "Hornschuch Acquisition")) and reflect the effects of the Rubbermaid Acquisition since April 29, 1998, the date of the acquisition. Pro forma unaudited consolidated operating results for the three and six months ended September 30, 1997, assuming the Hornschuch Acquisition had been made as of April 1, 1997, are summarized below (in thousands, except per share amounts). The Rubbermaid Acquisition was an acquisition of product lines and comparative information is not available; therefore, the pro forma unaudited consolidated operating results for the three and six months ended September 30, 1997 reflect only the effect of the Hornschuch Acquisition.

                                                      Three Months Ended    Six Months Ended
                                                         September 30,        September 30,
                                                             1997                 1997
                                                      ------------------    -----------------
                                                       (In thousands, except per share data)
               Net sales                                  $   38,454           $   79,245
               Net loss                                         (478)                (534)
               Basic net loss per common share                 (0.07)               (0.07)
               Diluted net loss per common share               (0.07)               (0.07)


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


Extraordinary Item

As noted above, in conjunction with the Rubbermaid Acquisition, the Company raised sufficient funds through the issuance of the 11.0% Notes to refinance $32.1 million of its existing debt and related fees, including the Subordinated Loan bearing a coupon of 13%. As a result of the repayment of the Subordinated Loan and other debt, the Company paid a one-time prepayment penalty of approximately $2.2 million and wrote-off unamortized deferred loan costs of approximately $1.1 million. Consequently, an extraordinary charge of approximately $2.0 million (net of income taxes) was recorded in the six months ended September 30, 1998.


Acquisition Related One-time Charge to Cost of Goods Sold

The results for the six months ended September 30, 1998 were also impacted by a one-time non-cash charge of approximately $797,000 for the step-up in basis of certain DCG inventory acquired in the Rubbermaid Acquisition. This charge related primarily to inventory sold by Decora to Rubbermaid prior to the Rubbermaid Acquisition. Pursuant to purchase accounting, the manufacturer's profit related to such inventory must be reflected in the inventory basis upon the sale of such inventory.

NOTE 3 - Inventories

Inventories at September 30, 1998 and March 31, 1998 consisted of the following:

                                   SEPTEMBER 30,        MARCH 31,
                                      1998                1998
                                   -------------        --------
                                            (IN THOUSANDS)
         Raw Materials               $ 6,974             $ 7,335
         Work-in-Process               7,738               4,634
         Finished Goods               22,687              14,995
                                     -------             -------
                                     $37,399             $26,964
                                     =======             =======

NOTE 4 - Net Income Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, ("Earnings Per Share"), as required, in the quarter ended December 31, 1997, with all prior periods being restated. The adoption did not have a significant impact on net income (loss) per common share reported for the three and six months ended September 30, 1998 and 1997.

The number of shares of common stock and common stock equivalents used in the computation of net income (loss) per common share, assuming dilution for each period, is the weighted average number of common shares outstanding during the periods and, if dilutive, common stock options, warrants and convertible securities which are considered common stock equivalents. The following is a reconciliation of the denominators for determining basic and diluted net income
(loss) per common share for the three and six months ended September 30, 1998 and 1997. The denominators for the three months ended September 30, 1998 are the same for both calculations as including the contingently issuable shares and options/warrants would have been anti-dilutive. The numerators were the same for both calculations for all periods (in thousands, except per share data):

                                             Three Months Ended              Six Months Ended
                                                September 30,                 September 30,
                                            --------------------          --------------------
                                             1998           1997           1998           1997
WEIGHTED AVERAGE SHARES:

 Shares outstanding at beginning
         of period                          7,331          7,144          7,331          7,140
 Shares issued                                  2             --              1             --
                                            -----          -----          -----          -----

 Shares used in the calculation
        of Basic EPS                        7,333          7,144          7,332          7,140

 Effect of dilutive securities:
    Contingently issuable shares              339             --            339            485
    Options/ Warrants                         537             --            664             44
                                            -----          -----          -----          -----

  Adjusted weighted average shares          8,209          7,144          8,335          7,669
                                            =====          =====          =====          =====

The total number of shares of common stock and common stock equivalents that were not included in the computation of diluted income (loss) per common share because they were anti-dilutive was approximately 679,000 and 1,329,000 for the three months ended September 30, 1998 and 1997, respectively, and approximately 484,000 and 1,076,000 for the six months ended September 30, 1998 and 1997, respectively.

For the three months ended June 30, 1998, the weighted average shares - fully diluted were incorrectly stated in the Company's Form 10-Q for that period. Due to a clerical error, the Company reflected 10,458,000 weighted average shares - assuming dilution. The correct number of weighted average shares should have been 8,465,000. The diluted income before extraordinary item per share of common stock and diluted loss per share of common stock should have been reported as $0.15 and $(0.09), respectively, instead of $0.12 and ($0.07).


NOTE 5 - Reclassification of Prior Period Amounts

In the three and six months ended September 30, 1998, outbound freight charges are classified as cost of goods sold. In the three months ended June 30, 1998, North American outbound freight charges of approximately $656,000 were reflected as reductions of net sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q (the "10-Q") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding company and industry prospects are forward-looking statements. Although management believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from management's expectations are disclosed in this 10-Q and in the annual report of Decora Industries, Inc. ("DII" and, together with its subsidiaries, the "Company") on Form 10-K for the year ended March 31, 1998.

Prior to October 1997, the Company was operating primarily as a contract manufacturer with approximately 90% of its sales to one customer, Rubbermaid Incorporated ("Rubbermaid"). Since October 1, 1997, the Company has been transformed from a contract manufacturer into a vertically integrated, world-wide leader in the self-adhesive consumer decorative products category through (i) the October 1, 1997 acquisition of approximately 73.2% of the shares of Konrad Hornschuch AG by the Company's wholly-owned subsidiary, Decora Industries Deutschland GmbH (the "Hornschuch Acquisition"), and (ii) the April 29, 1998 acquisition of certain assets from Rubbermaid, including the Con-Tact brand name, which constituted Rubbermaid's Decorative Coverings Group (the "DCG") (the "Rubbermaid Acquisition"). As a result of additional market purchases, the Company now owns approximately 77% of the shares of Konrad Hornschuch AG. Since the Condensed Consolidated Statements of Income of the Company for the three and six months ended September 30, 1998 reflect the results of Hornschuch (unless otherwise noted in this section, "Hornschuch" refers collectively to Konrad Hornschuch AG and Decora Industries Deutschland
GmbH) and the effect of approximately two and five months, respectively, of results following the Rubbermaid Acquisition, and since the three and six months ended September 30, 1997 do not reflect the results for either Hornschuch or the Rubbermaid Acquisition, the results for the three and six months ended September 30, 1998 are not directly comparable with the three and six months ended September 30, 1997.

In the following discussion, dollar amounts are stated in thousands:

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997.

The Company's Condensed Consolidated Financial Statements for the three months ended September 30, 1998 include the operations arising from the October 1, 1997 Hornschuch Acquisition and the April 29, 1998 Rubbermaid Acquisition. Net sales for the three months ended September 30, 1998 were $49,018 as compared with net sales of $10,308 for the three months ended September 30, 1997. The increase of $38,710 resulted principally from the inclusion of Hornschuch net sales of $27,628 in the current year quarter and the Rubbermaid Acquisition contributed to an increase in sales of $11,476 in the U.S. operations.

Gross profit was $19,337, or 39.4% of net sales, for the three months ended September 30, 1998 as compared with $2,410, or 23.4% of net sales, for the three months ended September 30, 1997. The increase of $16,927 and the increase in gross profit margin reflect the impact of the Hornschuch Acquisition and the Rubbermaid Acquisition and the fact that all subsidiaries now sell directly to retailers.

Selling, general and administrative expenses were $13,395, or 27.3% of net sales, for the three months ended September 30, 1998 as compared with $1,226, or 11.9% of net sales, in the three months ended September 30, 1997. The increase of $12,169 was a result of the addition of Hornschuch's selling, general and administrative expenses and an increase at the U.S. operations reflecting the change from being primarily a contract manufacturer to being a vertically integrated manufacturer and marketer of Con-Tact products following the Rubbermaid Acquisition.

Interest expense was $3,656 for the three months ended September 30, 1998 as compared with $421 in the prior year quarter. The increase of $3,235 is principally due to approximately $3,400 of interest expense on the $112,750 of senior secured notes issued April 29, 1998 to help finance the Rubbermaid Acquisition (the "Notes").

The Company recognized income before income taxes, minority interest in earnings of subsidiary and extraordinary item of $2,286 in the three months ended September 30, 1998, as compared with a loss of $698 in the three months ended September 30, 1997. This increase is principally a result of the increase in earnings resulting from the Rubbermaid Acquisition and the earnings of Hornschuch. The results in the prior year were also impacted by $1,461 of non-recurring charges.

Net income of $1,321 for the three months ended September 30, 1998 was $1,810 higher than the three months ended September 30, 1997 as a result of the above-noted changes, a $1,141 increase in the provision for income taxes and a $33 deduction for the minority interest in earnings of Hornschuch.

SIX MONTHS ENDED SEPTEMBER 30, 1998 VS. SIX MONTHS ENDED SEPTEMBER 30, 1997.

The Company's Condensed Consolidated Financial Statements for the six months ended September 30, 1998 include the operations arising from the Hornschuch Acquisition and the Rubbermaid Acquisition. Net sales for the six months ended September 30, 1998 were $95,496 (reflecting the impact of the Hornschuch Acquisition for the entire period and the Rubbermaid Acquisition since April 29,
1998) as compared with net sales of $19,455 for the six months ended September 30, 1997 (which reflect neither acquisition). The increase of $76,041 resulted principally from the inclusion of Hornschuch net sales of $56,651 in the current year and the Rubbermaid Acquisition contributed to an increase in sales of $19,824 in the U.S. operations.

Gross profit was $34,128, or 35.7% of net sales, for the six months ended September 30, 1998 as compared with $5,001, or 25.7% of net sales, for the six months ended September 30, 1997. The increase of $29,127 and the increase in gross profit margin reflect the impact of the Hornschuch Acquisition and the Rubbermaid Acquisition and the fact that all subsidiaries now sell directly to retailers. The gross margin for the six months ended September 30, 1998 reflects only five months of the DCG operations which were acquired on April 29, 1998. Additionally, gross margin for the six months ended September 30, 1998 was partially offset by a one-time non-cash charge of $797 for the step-up in basis of DCG inventory acquired in the Rubbermaid Acquisition. Excluding the impact of this one-time charge, total Company gross profit would have been $34,925 or 36.6% of net sales.

Selling, general and administrative expenses were $22,367, or 23.4% of net sales, for the six months ended September 30, 1998 as compared with $2,567, or 13.2% of net sales in the six months ended September 30, 1997. The increase of $19,800 was a result of the addition of Hornschuch's selling, general and administrative expenses and an increase at the U.S. operations primarily due to the incremental sales and marketing costs incurred relative to the change from being primarily a contract manufacturer to being a vertically integrated manufacturer and marketer of Con-Tact products following the Rubbermaid Acquisition.

Interest expense was $6,672 for the six months ended September 30, 1998 as compared with $838 in the prior year. The increase of $5,834 is principally due to interest expense of approximately $5,500 on the Notes.

The Company recognized income before income taxes, minority interest in earnings of subsidiary and extraordinary item of $5,089 in the six months ended September 30, 1998, as compared with income of $135 in the six months ended September 30, 1997. This increase is principally a result of the increase in earnings resulting from the Rubbermaid Acquisition and the Hornschuch Acquisition.

Net income of $596 for the six months ended September 30, 1998 was $502 higher than the six months ended September 30, 1997 as a result of the above-noted changes, a $2,074 increase in the provision for income taxes and a $359 deduction for the minority interest in earnings of Hornschuch.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are operations and borrowings under its credit facilities. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing of acquisitions.

The Company's net working capital increased from $16,133 at March 31, 1998 to $33,775 at September 30, 1998, an increase of $17,642. The increase is due primarily to the proceeds from the issuance of long-term debt and an increase in inventories resulting primarily from the Rubbermaid Acquisition, partially offset by an increase in accrued liabilities (includes increases of approximately $4,000 in accrued interest expense and $3,500 for relocation of manufacturing assets and remaining payments for the Rubbermaid Acquisition) and the current-portion of long-term debt.

Consolidated cash balances as of September 30, 1998 were $27,921 (which are limited to varying degrees by certain security agreements, minority interests and debt covenants as to use) as compared with $1,807 as of March 31, 1998. The $26,114 increase in cash resulted primarily from net proceeds from issuance of $112,750 of senior secured notes (the "Notes") which were issued on April 29, 1998 in conjunction with the Rubbermaid Acquisition. Of the amount on hand as of September 30, 1998, up to approximately $8,700 is intended to be used to purchase the outstanding minority interest of Konrad Hornschuch AG (during the six months ended September 30, 1998, the Company utilized $667 of the previous estimate of $9,300 to purchase shares of Konrad Hornschuch and increase its ownership to approximately 77%) and $6,270 was used on November 2, 1998 to pay interest on the Notes. During recent fiscal periods, DII's subsidiaries generated cash from operations which was utilized primarily to fund working capital requirements and repay debt, and DII was funded with management fees, proceeds of notes receivable and proceeds from the private placement of equity securities.

Net cash flow from operating activities for the six months ended September 30, 1998 was $12,355 versus cash flow from operating activities of $2,941 for the six months ended September 30, 1997. Increases in net income, the extraordinary charge, depreciation and amortization and net working capital were partially offset by a decrease in the provision for notes receivable.

Capital expenditures for the six months ended September 30, 1998 were $3,032 (including expenditures of $1,852 at Hornschuch) versus $466 for the six months ended September 30, 1997. Approximately $1,100 of the expenditures at Hornschuch relate to a progress payment on a new printing machine. The Company currently anticipates spending on capital projects in both operating subsidiaries of approximately $8,750 this fiscal year. Additionally, as a part of the Rubbermaid Acquisition, management anticipates spending approximately $2,500 for the move of the Shelf Liner equipment from Ohio to Fort Edward, New York, and approximately $1,500 to install acquired systems and pay related expenses necessary to establish Decora, Incorporated's ("Decora") new sales, distribution and customer service systems.

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

Concurrent with the April, 1998 Rubbermaid Acquisition, DII issued the Notes with an original issue discount of $2,664. The interest rate on the Notes is 11% which is paid semi-annually, and no principal payments are required prior to maturity on May 1, 2005. In addition, (i) Hornschuch borrowed approximately $10.0 million under its secured credit facilities; (ii) Hornschuch loaned Decora such $10.0 million pursuant to a secured intercompany note, the proceeds of which were used by Decora to partially finance the Rubbermaid Acquisition; and
(iii) Decora entered into a three year, $15.0 million secured revolving line of credit facility which, as of September 30, 1998, had not been utilized. Availability under the credit line is based on a factor of the amount of accounts receivable and inventory held by Decora. In addition to financing the Rubbermaid Acquisition, these borrowings refinanced approximately $32.1 million of debt and related fees of DII and Decora, will finance a tender offer for the remaining 23% equity interest in Hornschuch (since the date of the Hornschuch Acquisition, the Company has increased its ownership of Hornschuch to 77% through market purchases of shares) and will be used for general corporate purposes including working capital requirements and the relocation of manufacturing assets noted above.

On July 9, 1998, the Company entered into a new agreement with Cigna Investments, Inc. ("Cigna") relating to the payment and deferral of a $1.9 million obligation resulting from the Exchange Agreement between the Company and Cigna dated March 31, 1996. Such obligation was payable in cash or shares on April 15, 1998. Pursuant to the July 9th agreement, the

Company and Cigna have agreed to defer such payment until June 30, 1999. The Company paid $200 of such obligation during the second quarter and the remaining obligation which is payable in cash or shares, was increased to between $2.0 million and $2.1 million reflecting the increased value of a fixed number of the Company's shares at the date of the agreement.

OUTLOOK

By completing the Hornschuch Acquisition and the Rubbermaid Acquisition, the Company not only became a world-leading manufacturer and marketer but also derived significant opportunities for strengthening its market position and increasing its sales world-wide. During the first six months of fiscal 1999, the Company has focused on the integration of the two acquisitions with its existing operations. Such activities have included remerchandising, customer development, new product introduction, new consumer communication methods and optimization of manufacturing capacity. Management believes that such activities will contribute to the operating performance and value of the Company in the future.

The Company also continues to focus on its broader objectives of pursuing product and market opportunities of both Decora and Hornschuch on a global basis and cross selling of existing products between the North American and European Markets. In conjunction with these efforts, the Company has started a market segmentation program aiming to diversify its product portfolio and to enter new market segments world-wide capitalizing on the strength of its Con-Tact and dc-fix consumer brands.

As a result of the financing associated with the Rubbermaid Acquisition and Hornschuch Acquisition, the Company has substantial debt in relation to its shareholders' equity, as well as substantial debt service requirements that are significant compared to its cash flow from operations. At September 30, 1998, the Company had consolidated outstanding long term indebtedness of $134,842 and other short term indebtedness of $18,199 which together totalled $153,041, and constituted approximately 88% of total capitalization. Management believes that the Company has enhanced its competitive position and cash flow as a result of the acquisitions and that the investments it is making in its sales and marketing efforts will enhance future cash flow; however, the Company's ability to service its debt will depend upon the Company's future operating performance, which may be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. If the Company is unable to service its indebtedness, it may be required to alter its business plans, restructure or refinance its indebtedness or seek additional equity capital.

The Company acquired the Rubbermaid Decorative Coverings Group without its sales and marketing operations. In the six months ended September 30, 1998, the Company made significant progress in establishing operations for its new distribution, sales and marketing requirements as follows: Key sales and marketing positions have been filled, the new North American headquarters in Cleveland, Ohio is now well established and installation of a new management information system has been completed, allowing the on-going training and transfer of Rubbermaid customers to Decora. Additionally, the Company selected a third party logistics firm to carry out North American distribution operations, and, in October 1998, the Company began shipping products directly to retail accounts. The Company is also currently in the process of relocating the Shelf Liner production operations to the Company's Fort Edward, New York manufacturing facility. While Decora management believes that it will complete the planned transition of all activities prior to the end of January 1999, the inability to complete the transition on a timely basis could result in unplanned investment requirements, increased operating costs, loss of sales, loss of customers or reduction in operating cash flow available to service required debt payments.

The Company's foreign operations are conducted primarily through Hornschuch. The Company's European operations, representing approximately 60% of the Company's net sales for the six months ended September 30, 1998, are subject to special risks inherent in doing business outside the United States, including governmental instability, war and other international conflicts, civil and labor disturbances, requirements of local ownership, partial or total expropriation, nationalization, currency devaluation, foreign exchange controls and foreign laws and policies, each of which may limit the movement of assets or funds or result in the deprivation of contract rights or the taking of property without fair compensation.

An additional risk with respect to the Company's European operations relates to the conversion of certain European countries to a common currency beginning as of January 1, 1999 (the "Euro Conversion"). The Company has formed an internal task force to evaluate the risks and implement any required actions with respect to the Euro Conversion. Based on the analysis of this task force, management does not believe that the costs to the Company to convert to a common currency will be material. Additionally, management does not believe that there will be any material impact from a competitive point of view with respect to the impact of the Euro Conversion on the sales of products.

During the first and second quarters of fiscal 1999, the Company's German subsidiary realized sales from Russia of $4,500 and $ 2,960, respectively. As a result of Russian economic conditions, sales to Russia have declined significantly and the Company has reduced its production rates accordingly. While the Company anticipates continued sales of products to Russia, such sales are anticipated to be at a reduced rate over the near term.

Certain indirect subsidiaries of Hornschuch own two commercial real estate properties in Germany which are unrelated to its operating business and which collateralize bank loans totaling approximately $17,717. Currently, the properties are producing rental income sufficient to cover interest payments. Management is attempting to sell the two properties and is in contract negotiations on one of them; however, there is no assurance that the properties can be sold in the near term, or at all, at a price which will be sufficient to repay the loans in full. If not, Hornschuch could be required to pay amounts due under the loans, which could have a material adverse effect on the Company's business and financial condition. Management believes, however, that it can complete the sales as planned and that it can finance any shortfall in the sales price through its current banking relationships.

The Company has not yet experienced a full year of results including twelve months of recently acquired operations in both the U.S. and Germany. In the past, the Company has typically experienced seasonally lower sales in the third fiscal quarter. Additionally, Hornschuch's consumer product sales are impacted by holiday season slow downs, although it has industrial sales which are more uniform throughout the year. As a result, the Company may experience historically similar sensitivity.

Year 2000. Many existing computer systems, communication systems, machines and other items, whether large or small, which utilize microprocessors and/or software use only two digits rather than four digits to process date-related transactions. As a result, many of these items will not be able to correctly process a transaction with the year 2000 date, as the "00" could cause the program or system to fail or create erroneous results before, on or after January 1, 2000 (the "Year 2000 Issue"). The Company has employees in both its North American and European operations who have the task of identifying potential Year 2000 Issues and overseeing the implementation of solutions with respect to these issues where possible.

With regard to the Company's primary computer systems, the Company's European operating subsidiary licenses and utilizes a comprehensive management information system which was installed in 1996/1997. Such management information system which includes general ledger, accounts receivable, accounts payable and manufacturing control is currently Year 2000 compliant.

The Company's North American operations recently completed Phase I of a program to replace its primary management information and communication systems with full Year 2000 compliance. This included hardware and software required to operate its telephone systems and its accounting systems (including general ledger, accounts receivable, accounts payable). Phase II of this program, which is scheduled to be completed in February 1999, will also convert manufacturing control systems to Year 2000 compliant systems. The combined hardware and software costs of Phases I & II are estimated to be approximately $600,000.

In addition to its primary management information system, the Company utilizes personal computers, which function either on a stand-alone basis or as workstations on an integrated network. These computers utilize a variety of operating systems and software packages ranging from Windows NT to DOS platforms. The Company believes that the majority of these systems can and will be made Year 2000 compliant prior to January 1, 2000 at little or no cost to the Company through software updates provided by the respective software vendors. Any full system replacements, which may be required, are not anticipated to have a material impact on the cash flow of the Company and can be funded from operating cash flow. The Company is in the process of reviewing other equipment and systems in order to determine and remedy any potential Year 2000 Issues. The Company does not separately track the incremental costs incurred for the investigation, analysis and remedy of Year 2000 Issues. Such costs consist principally of related payroll costs of certain members of its systems and operations groups.

The Company sells its products primarily to retailers, distributors and original equipment manufacturers with a significant number of such transactions occurring electronically. The Company also purchases raw materials from many vendors; however, the majority of such purchasing transactions are not handled electronically. If the Company, or any third party with whom the Company does business, were to have a Year 2000 problem, the Company's business could be seriously disrupted which could negatively affect the financial condition and results of operations of the Company. This is particularly true in the case of retail customers where high volume transactions would have to be converted to a manual system until any Year 2000 Issue was resolved. The Company is in the process of reviewing the Year 2000 compliance status with its vendors and customers and to-date has not become aware of a situation which would have a material adverse impact on the Company's operations and/or financial condition, although no assurances can be given that such a problem does not exist, or will not exist in the future. As the Company continues to evaluate the Year 2000 compliance status of its suppliers and vendors, it will also develop contingency plans to deal with any potential problems that may arise in this analysis.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In March, June, July and August 1998, the Company granted options for the purchase of common stock to certain employees of the Company as incentive compensation. Such options were granted in reliance on a private placement exemption from registration, based on the placement without any general solicitation to a limited number of recipients who had access to information about the Company. Of the total 315,000 options granted, 30,000 options were granted at each of the following exercise prices per share (210,000 options in total): $5.00, $5.13, $6.19, $6.63, $6,69, $7.38 and $7.75. Each such exercise price was equal to the fair market value of the Company's common stock on the date of grant. Of these 210,000 options, 14,000 will vest six months after the date of grant and the remaining 196,000 will vest at the earlier of nine years after grant or upon achievement of certain individual performance goals during fiscal years 1999 through 2001. The remaining 105,000 options will be exercisable at a price equal to the closing bid price of the Company's common stock on the date of vesting. Vesting of these options will occur at the earlier of nine years after grant or upon achievement of certain corporate financial goals during fiscal years 1999 through 2001.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The Company held its Annual Meeting of Shareholders on September 28,
        1998.

(b) The following individuals were nominated and elected to serve as directors:

        Nathan Hevrony, Roger Grafftey-Smith, Gabriel Thomas, Stephen H. Verchick, and Ronald Artzer

(c)     The shareholders voted as follows on the following matters:

        1. Election of directors. The voting result for each nominee is as follows:

               Name                   Votes for        Votes Withheld
               ----                   ---------        --------------
        Nathan Hevrony                5,605,587            589,743
        Roger Grafftey-Smith          5,605,587            589,743
        Gabriel Thomas                5,605,585            589,745
        Stephen H. Verchick           5,605,585            589,745
        Ronald Artzer                 5,605,585            589,745

        2. The reappointment of the Company's independent public accountants was approved by a count of 6,176,044 votes for, 7,477 votes against, and 11,809 votes abstaining.


ITEM 5.  OTHER INFORMATION

Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included with this report:

        (3) Articles of Incorporation and By-Laws

           3.1    Certificate of Incorporation of Decora Industries, Inc.
                  ("DII") filed on January 28, 1992. (1)

           3.2    Amendment No. 1 to DII's Certificate of Incorporation filed on
                  November 2, 1993. (2)

           3.3    Amendment No. 2 to DII's Certificate of Incorporation filed on
                  December 29, 1997. (2)

           3.4    Amendment No. 3 to DII's Certificate of Incorporation filed on
                  December 29, 1997. (2)

           3.5    By-Laws of DII. (1)

        (4) Instruments Defining the Rights of Security Holders

           4.1    Certificate of Incorporation and By-Laws (see Exhibits
                  3.1-3.5).

           4.2    Form of Certificate of Common Stock of DII. (3)

           4.3    Form of Indenture dated as of April 29, 1998 among DII as
                  Issuer, Decora, Incorporated ("Decora"), Subsidiary
                  Guarantors, and United States Trust Company of New York as
                  Trustee (the "Indenture"). (3)


           4.4    Form of 11% Senior Secured Notes due 2005 ("Old Notes") issued under the Indenture (included as Exhibit A to the Indenture).
                  (3)

           4.5 Form of Series B 11% Senior Secured Notes due 2005 issued under the Indenture in exchange for the Old Notes (included as Exhibit B to the Indenture). (3)

           4.6    Form of Guarantee of Decora dated as of April 29, 1998
                  (included as Exhibit G to the Indenture). (3)

        (10) Material Contracts

           10.1 Form of Option Agreement dated as of August 1, 1998, by and between Rolf J. Gemmersdorfer and DII. (4)

           10.2   Form of Payment and Deferral Agreement dated as of July 9,
                  1998 by and among Decora, DII and each of the Holders listed in Schedule A attached thereto. (4)

        (27) Financial Data Schedule

           27.1   Financial Data Schedule

--------------------------------------------------------------------------------

        (1) Previously filed as Exhibit to the Company's Report on Form 10-K for the fiscal year ended March 31, 1992.

        (2) Previously filed as Exhibit to the Company's Form S-4 Registration Statement No. 333-58989 filed on July 13, 1998 (the "Registration Statement").

        (3) Previously filed as Exhibit to the Company's Report on Form 10-K for the fiscal year ended March 31, 1998.

        (4) Previously filed as Exhibit to Amendment No. 1 to the Registration Statement filed on September 4, 1998.

(b)  Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the three months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECORA INDUSTRIES, INC.
(REGISTRANT)




BY   /s/ Timothy N. Burditt
  ----------------------------------
Timothy N. Burditt
EVP Administration & Finance




DATED:  November 13, 1998