Form 10-Q
period 1998-12-31
DECORA INDUSTRIES INC
filed 1999-02-12
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                     For the Quarter Ended December 31, 1998
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


                               Yes  X      No
                                   ---        ---

At February 8, 1999 there were 7,340,385 shares of Common Stock of the registrant outstanding. This document consists of 20 pages.

                                      TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets
          as  of  December 31, 1998 and March 31, 1998                  3-4

          Condensed Consolidated Statements of
          Income for the Three and Nine Months ended
          December 31, 1998 and 1997                                     5

          Condensed Consolidated Statements of
          Cash Flows for the Nine Months
          ended December 31, 1998 and 1997                               6

          Notes to Unaudited Condensed Consolidated
          Financial Statements                                           7

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  12

PART II   OTHER INFORMATION                                              19

SIGNATURES                                                               20

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                             DECORA INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    DECEMBER 31, 1998   MARCH 31, 1998
                                                    -----------------   --------------
                                                              (IN THOUSANDS)
ASSETS

Current assets:
  Cash and cash equivalents                               $ 18,884      $  1,682
  Restricted cash                                               63           125
  Accounts receivable, less allowance                       25,132        26,049
  Inventories                                               41,479        26,964
  Deferred income taxes                                      1,913         1,913
  Prepaid expenses and other current assets                  1,181         1,481
                                                          --------      --------

         Total current assets                               88,652        58,214

Property and equipment, net                                 54,629        44,152

Goodwill and other intangibles, net                         79,505        22,478

Deferred income taxes                                        3,623         3,787

Other assets                                                 6,317         2,585
                                                          --------      --------
                                                          $232,726      $131,216
                                                          --------      --------





 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                             DECORA INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                 DECEMBER 31, 1998    MARCH 31, 1998
                                                 -----------------    --------------
                                                             (IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $  10,182      $   9,577
  Accrued liabilities                                     17,363         17,104
  Current portion of long-term debt                       19,649         10,472
  Other current liabilities                                5,985          4,928
                                                       ---------      ---------
       Total current liabilities                          53,179         42,081

Long-term debt                                           134,677         50,644

Pension obligation                                        16,105         13,424
                                                       ---------      ---------

       Total liabilities                                 203,961        106,149
                                                       ---------      ---------

Minority interest in subsidiary                            7,534          6,978
                                                       ---------      ---------

Shareholders' equity:
  Preferred stock, $.01 par value;
    5,000,000 shares authorized                             --             --
  Common stock, $.01 par value;
    20,000,000 shares authorized;
    7,340,000 and 7,331,000 shares issued
    and outstanding at December 31, 1998
    and March 31, 1998, respectively                          73             73
  Additional paid-in capital                              33,627         33,775
  Accumulated deficit                                    (13,903)       (14,984)
  Cumulative translation adjustment                        1,434           (775)
                                                       ---------      ---------
       Total shareholders' equity                         21,231         18,089
                                                       ---------      ---------
 Total liabilities and shareholders' equity            $ 232,726      $ 131,216
                                                       ---------      ---------





 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                             DECORA INDUSTRIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                    THREE MONTHS ENDED DECEMBER 31,   NINE MONTHS ENDED DECEMBER 31,
                                       1998            1997              1998         1997
                                       ----            ----              -----        ----
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                              $41,174        $36,909        $136,670      $56,364

Cost of goods sold (see Note 2)         26,641         27,194          88,009       41,648
                                       -------        -------        --------      -------

Gross profit                            14,533          9,715          48,661       14,716

Selling, general and administrative
     expenses                            9,056          7,153          31,423        9,720
Non-recurring charges                       --             --              --        1,461
                                       -------        -------        --------      -------


Operating income                         5,477          2,562          17,238        3,535

Interest expense, net                    3,774          1,601          10,446        2,439
                                       -------        -------         -------      -------

Income before income taxes,
  minority interest in earnings of
  subsidiary and extraordinary item      1,703            961           6,792        1,096

Income tax provision                       811            519           2,926          560
                                       -------        -------        --------      -------

Income before minority interest
  in earnings of subsidiary and
  extraordinary item                       892            442           3,866          536

Minority interest in earnings of
   subsidiary                              407            201             766          201
                                       -------        -------        --------      -------

Income before extraordinary item           485            241           3,100          335

Extraordinary item, net of income
  taxes (see Note 2)                        --             --          (2,019)          --
                                       -------        -------        --------      -------


Net income                              $  485         $  241        $  1,081      $   335
                                       -------        -------        --------      -------

Per share of common stock:

Income before extraordinary  item
    Basic                              $  0.06         $ 0.03         $  0.42      $   0.05
    Diluted                               0.05           0.03            0.36          0.05
Extraordinary item
    Basic                                   --             --           (0.28)           --
    Diluted                                 --             --           (0.24)           --
Net income
     Basic                                0.06           0.03            0.14          0.04
     Diluted                              0.05           0.03            0.12          0.04


 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                             DECORA INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     NINE MONTHS ENDED DECEMBER 31,
                                                          1998             1997
                                                          ----             ----
                                                           (IN THOUSANDS)

Cash flows from operating activities:
Net income                                              $   1,081     $     335
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Extraordinary item, net of income taxes                 2,019            --
    Depreciation and amortization                           7,329         3,544
    Amortization of debt discount and fees                    720            84
    Provision for notes receivable                             --           789
    Minority interest in earnings of subsidiary               766           201
    Deferred income tax provision                              --           306
    Net changes in current assets and liabilities          (1,779)        4,408
    Other, net                                             (1,027)          371
                                                        ---------     ---------
Net cash provided by operating activities                   9,109        10,038
                                                        ---------     ---------

Cash flows from investing activities:
    Rubbermaid Acquisition                                (65,491)           --
    Acquisition of Hornschuch shares                       (1,289)      (37,511)
    Reduction in notes receivable                             305            --
    Purchase of property and equipment                     (7,732)       (1,828)
                                                        ---------     ---------
Net cash used in investing activities                     (74,207)      (39,339)
                                                        ---------     ---------

Cash flows from financing activities:
    Issuance of long-term debt                            110,086        39,205
    Repayment of long-term debt                           (29,166)       (3,732)
    Change in short-term borrowing                          7,787        (4,612)
    Proceeds from issuance of common stock                     --           812
    Payment of warrant exchange obligation                   (200)           --
    Net cash paid for debt penalties and fees              (7,087)           --
                                                        ---------     ---------

Net cash provided by financing activities                  81,420        31,673
                                                        ---------     ---------

Effect of exchange rate fluctuations on cash
  and cash equivalents                                        818          (212)
                                                        ---------     ---------
Net increase in cash and cash equivalents                  17,140         2,160
Cash and cash equivalents at beginning of period            1,807           243
                                                        ---------     ---------
Cash and cash equivalents at end of period              $  18,947     $   2,403
                                                        ---------     ---------



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

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income. Comprehensive income is the change in the equity of a company, not including those changes that result from shareholder transactions. The Company's components of other comprehensive income relate to foreign currency translation adjustments. Total comprehensive income for the three months ended December 31, 1998 and 1997 was $588,000 and $18,000, respectively; and for the nine months ended December 31, 1998 and 1997 was $3,290,000 and $112,000, respectively.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of the derivatives would be accounted for depending on whether it qualifies for hedge accounting. The Company will be required to adopt this standard by the fiscal year beginning April 1, 2000, but may adopt it sooner. Management does not believe that the adoption of this statement will have a material impact on the financial statements.

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

NOTE 2 - Acquisitions, Determination of Acquisition Cost, Extraordinary Item and Acquisition Related One-time Charge to Cost of Goods Sold

Acquisitions

On April 29, 1998, the Company acquired certain assets which had constituted Rubbermaid's Decorative Coverings Group (the "DCG"), for a purchase price (subject to a purchase price contingency of $2.5 million based upon calendar 1998 DCG sales levels) of approximately $62.5 million (the "Rubbermaid Acquisition"). Based upon final 1998 sales of the DCG, the purchase price was adjusted downward by $2 million to $60.5 million.


The assets acquired included inventory, manufacturing equipment, tradenames including the Con-Tact trademark and all other rights to three product lines:
(i) the Con-Tact self-adhesive coverings line that was manufactured exclusively for Rubbermaid by Decora, (ii) Shelf Liner, a proprietary product line, which was manufactured by Rubbermaid, and (iii) the Grip Liner non-adhesive covering line which is manufactured by a third party pursuant to the terms of an exclusive manufacturing agreement.

Determination of Acquisition Cost

The acquisition cost for the DCG of approximately $62.6 million (final purchase price of $60.5 million, adjusted for acquisition related closing costs of approximately $3.6 million, less amounts related to transition services of $1.5 million paid to Rubbermaid) was allocated to the assets acquired as follows:


               Inventory                               $7,500,000
               Property and equipment                   1,000,000

               Intangible assets:
                 Con-Tact tradename                    20,300,000
                 Customer relationships                27,400,000
                 Goodwill                               6,400,000


In order to finance the Rubbermaid Acquisition and to improve its capital structure, the Company issued $112,750,000 of 11.0% senior secured notes (the "Notes"). The Notes were issued with an original issue discount of $2,664,000 with interest payable semi-annually and no principal payments required prior to maturity on May 1, 2005. In addition, Konrad Hornschuch AG ("Hornschuch"), a 79% owned subsidiary, borrowed under its secured credit facilities approximately $10.0 million. Of the total amount raised, approximately $58,300,000 was used for the Rubbermaid Acquisition at the closing, approximately $32,100,000 was used to refinance existing debt and related fees (including an $18.0 million 13% subordinated loan which had been used to finance the Hornschuch Acquisition (the "Subordinated Loan")), approximately $8,000,000 will be used to finance a tender offer (which commenced on February 3, 1999) for the remaining 21% equity interest in Hornschuch, approximately $7,500,000 was used to pay acquisition and financing related transaction fees and expenses and the remaining net proceeds are being used for general corporate purposes including working capital requirements and the relocation of manufacturing assets purchased as part of the Rubbermaid Acquisition. At the same time Decora, Incorporated ("Decora"), a wholly owned subsidiary of the Company, entered into a three year, $15.0 million secured revolving line of credit (the "Credit Facility"). Its availability is based on a factor of the amount of accounts receivable and inventory held by Decora. As of December 31, 1998, the Credit Facility had not been utilized.

Direct financing transaction costs incurred of approximately $4.9 million were deferred and are being amortized, using the effective interest rate method, over the term of the respective financings.

The accompanying Condensed Consolidated Statements of Income include the results of the Company (including Hornschuch since the acquisition of 73.2% of the outstanding shares on October 1, 1997 (the "Hornschuch Acquisition")) and reflect the effects of the Rubbermaid Acquisition since April 29, 1998, the date of the acquisition. Pro forma unaudited consolidated operating results for the nine months ended December 31, 1997, assuming the Hornschuch Acquisition had been made as of April 1, 1997, are summarized below (in thousands, except per share amounts). The Rubbermaid Acquisition was an acquisition of product lines and comparative information is not available; therefore, the pro forma unaudited consolidated operating results for the nine months ended December 31, 1997 reflect only the effect of the Hornschuch Acquisition.



                                                    Nine Months Ended
                                                    December 31, 1997
                                                    -----------------
                                                  (In thousands, except
                                                      per share data)

              Net sales                               $  115,327
              Net loss                                      (856)
              Basic net loss per common share              (0.12)
              Diluted net loss per common share            (0.11)


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


Extraordinary Item

As noted above, in conjunction with the Rubbermaid Acquisition, the Company raised sufficient funds through the issuance of the 11.0% Notes to refinance $32.1 million of its existing debt and related fees, including the Subordinated Loan bearing a coupon of 13%. As a result of the repayment of the Subordinated Loan and other debt, the Company paid a one-time prepayment penalty of approximately $2.2 million and wrote-off unamortized deferred loan costs of approximately $1.1 million. Consequently, an extraordinary charge of approximately $2.0 million (net of income taxes) was recorded in the nine months ended December 31, 1998.


Acquisition Related One-time Charge to Cost of Goods Sold

The results for the nine months ended December 31, 1998 were also impacted by a one-time non-cash charge of approximately $797,000 for the step-up in basis of certain DCG inventory acquired in the Rubbermaid Acquisition. This charge related primarily to inventory sold by Decora to Rubbermaid prior to the Rubbermaid Acquisition. Pursuant to purchase accounting, the manufacturer's profit related to such inventory must be reflected in the inventory basis upon the sale of such inventory.

NOTE 3 - Inventories

Inventories at December 31, 1998 and March 31, 1998 consisted of the following:

                              DECEMBER 31, 1998   MARCH 31, 1998
                              -----------------   --------------
                                       (IN THOUSANDS)

         Raw Materials            $ 5,268           $ 7,335
         Work-in-Process            6,132             4,634
         Finished Goods            30,079            14,995
                                  -------           -------
                                  $41,479           $26,964
                                  -------           -------



NOTE 4 - Net Income Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", as required, in the quarter ended December 31, 1997, with all prior periods being restated. The adoption did not have a significant impact on net income per common share reported for the three and nine months ended December 31, 1998 and 1997.


The number of shares of common stock and common stock equivalents used in the computation of net income per common share, assuming dilution for each period, is the weighted average number of common shares outstanding during the periods and, if dilutive, common stock options, warrants and convertible securities which are considered common stock equivalents. The following is a reconciliation of the denominators for determining basic and diluted net income per common share for the three and nine months ended December 31, 1998 and 1997. The numerators were the same for both calculations for all periods (in thousands, except per share data):


                                      Three Months Ended              Nine Months Ended
                                         December 31,                    December 31,
                                        ------------                    ------------
                                      1998         1997           1998           1997

WEIGHTED AVERAGE SHARES:

 Shares outstanding at beginning
         of period                    7,340       7,144            7,331           7,140
 Shares issued                           --         187                4              64
                                      -----       -----            -----           -----

 Shares used in the calculation
        of Basic EPS                  7,340       7,331            7,335           7,204

 Effect of dilutive securities:
    Contingently issuable shares        339         519              339             519
    Options/Warrants                  1,091         155            1,058             170
                                      -----       -----            -----           -----

  Adjusted weighted average shares    8,770       8,005            8,732           7,893
                                      -----       -----            -----           -----


The total number of shares of common stock and common stock equivalents that were not included in the computation of diluted income per common share because they were anti-dilutive was approximately 752,000 and 2,954,000 for the three months ended December 31, 1998 and 1997, respectively, and approximately 752,000 and 2,954,000 for the nine months ended December 31, 1998 and 1997, respectively.

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

Prior to October 1997, the Company operated primarily as a contract manufacturer with approximately 90% of its sales to one customer, Rubbermaid Incorporated ("Rubbermaid") which marketed and distributed the Company's consumer products. As a result, since the Company did not sell products directly to retailers, it had limited sales, marketing and product distribution expenditures.

Since October 1, 1997, the Company has been transformed from a contract manufacturer into a vertically integrated, world-wide leader in the consumer decorative and surface covering products market with complete sales, marketing and distribution operations. This was accomplished through (i) the October 1, 1997 acquisition of approximately 73.2% of the shares of Konrad Hornschuch AG (the "Hornschuch Acquisition") (since the acquisition the Company has increased its ownership to 79%, and on February 3, 1999 initiated a tender offer for the remaining 21% of Hornschuch's outstanding shares), and (ii) the April 29, 1998 acquisition of the Con-Tact(R) brand name and other assets from Rubbermaid (the "Rubbermaid Acquisition").

Since the Condensed Consolidated Statements of Income of the Company for the three and nine months ended December 31, 1997 do not reflect the results from the Hornschuch Acquisition prior to October 1, 1997 or any results from the April 29, 1998 Rubbermaid Acquisition, the results for the three and nine months ended December 31, 1998 are not directly comparable with the three and nine months ended December 31, 1997. Only in the most recent two fiscal quarters ended September 30, 1998 and December 31, 1998 have the Company's financial statements reflected the results of both acquisitions for the entire quarter.

In the following discussion, dollar amounts are stated in thousands:

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 VS. THREE MONTHS ENDED DECEMBER 31, 1997.

The Company's third fiscal quarter is seasonally not as strong as other quarters in both Europe and North America as a result of typically lower shipments of the Company's consumer products during the holiday season and also due to the Company's scheduled factory shutdowns both in the U.S. and Europe. Net sales for the three months ended December 31, 1998 were $41,174 as compared with net sales of $36,909 for the three months ended December 31, 1997. The increase of $4,265 resulted principally from the impact of the Rubbermaid Acquisition, partially offset by slow shipments during the end of the service agreement with Rubbermaid and by a decrease in Hornschuch net sales of $974, which were partially impacted by weak sales to Russia.

Gross profit was $14,533, or 35.3% of net sales, for the three months ended December 31, 1998 as compared with $9,715, or 26.3% of net sales, for the three months ended December 31, 1997. The increase in gross profit of $4,818 and the increase in gross profit margin reflect the impact of the Hornschuch Acquisition as well as the inclusion of the Rubbermaid Acquisition and the fact that all subsidiaries now sell directly to retailers. However, gross profit margins in the current year's quarter when compared with the first two quarters of the fiscal year were lower as a result of lower production volumes and scheduled holiday plant shutdowns.

Selling, general and administrative expenses were $9,056, or 22.0% of net sales, for the three months ended December 31, 1998 as compared with $7,153, or 19.3% of net sales, in the three months ended December 31, 1997. The increase of $1,903 was a result of the inclusion of sales, marketing and operations in the U.S. reflecting the change from being primarily a contract manufacturer to being a vertically integrated manufacturer and marketer of Con-Tact products following the Rubbermaid Acquisition.

Interest expense, net was $3,774 for the three months ended December 31, 1998 as compared with $1,601 in the prior year quarter. The increase of $2,173 is principally due to approximately $3,400 of interest expense on the $112,750 of senior secured notes issued April 29, 1998 to help finance the Rubbermaid Acquisition (the "Notes"), partially offset by interest income earned on cash deposits, interest capitalized in the current year period for property, plant and equipment additions and lower average borrowings on other debt.

The Company recognized income before income taxes and minority interest in earnings of subsidiary of $1,703 in the three months ended December 31, 1998, as compared with $961 in the three months ended December 31, 1997. This increase is principally a result of the increase in earnings resulting from the Rubbermaid Acquisition and the earnings of Hornschuch.

Net income of $485 for the three months ended December 31, 1998 was $244 higher than the three months ended December 31, 1997 as a result of the above-noted changes, a $292 increase in the provision for income taxes and a higher deduction for the minority interest in earnings of Hornschuch in the current year.

NINE MONTHS ENDED DECEMBER 31, 1998 VS. NINE MONTHS ENDED DECEMBER 31, 1997.

Net sales for the nine months ended December 31, 1998 were $136,670 (reflecting the impact of the Hornschuch Acquisition for the entire period and the Rubbermaid Acquisition since April 29, 1998) as compared with net sales of $56,364 for the nine months ended December 31, 1997 (which reflect the Hornschuch Acquisition for three months). The increase of $80,306 resulted principally from the inclusion of Hornschuch net sales of $83,090 in the current year as compared with $28,602 in the prior year, and the Rubbermaid Acquisition which contributed to an increase in sales of $24,978 in the U.S. operations.

Gross profit was $48,661, or 35.6% of net sales, for the nine months ended December 31, 1998 as compared with $14,716, or 26.1% of net sales, for the nine months ended December 31, 1997. The increase in gross profit of $33,945 and the increase in gross profit margin reflect the impact of the Hornschuch Acquisition as well as the inclusion of the Rubbermaid Acquisition and the fact that all subsidiaries now sell directly to retailers. The gross margin for the nine months ended December 31, 1998 reflects only eight months of the Decorative Coverings Group ("DCG") operations which were acquired from Rubbermaid on April 29, 1998.

Selling, general and administrative expenses were $31,423, or 23.0% of net sales, for the nine months ended December 31, 1998 as compared with $9,720, or 17.2% of net sales in the nine months ended December 31, 1997. The increase of $21,703 was a result of the addition of Hornschuch's selling, general and administrative expenses and an increase at the U.S. operations primarily due to the incremental sales and marketing costs incurred relative to the change from being primarily a contract manufacturer to being a vertically integrated manufacturer and marketer of Con-Tact products following the Rubbermaid Acquisition.

Interest expense was $10,446 for the nine months ended December 31, 1998 as compared with $2,439 in the prior year. The increase of $8,007 is principally due to interest expense of approximately $8,900 on the Notes, partially offset by interest income earned on cash deposits and lower interest expense on other debt due to lower average borrowings in the current year.

The Company recognized income before income taxes, minority interest in earnings of subsidiary and extraordinary item of $6,792 in the nine months ended December 31, 1998, as compared with $1,096 in the nine months ended December 31, 1997. This increase is principally a result of the increase in earnings resulting from the Rubbermaid Acquisition and the Hornschuch Acquisition.

Net income of $1,081 for the nine months ended December 31, 1998 was $746 higher than the nine months ended December 31, 1997 as a result of the above-noted changes, a $2,366 increase in the provision for income taxes and a $565 increase in the deduction for the minority interest in earnings of Hornschuch.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are operations and borrowings under its credit facilities. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing of acquisitions.

The Company's net working capital increased from $16,133 at March 31, 1998 to $35,473 at December 31, 1998, an increase of $19,340. The increase is due primarily to an increase in cash due to the proceeds from the issuance of long-term debt and an increase in inventories resulting primarily from the Rubbermaid Acquisition, partially offset by an increase in the current portion of long-term debt.

Consolidated cash balances as of December 31, 1998 were $18,947 (which are limited as to use to varying degrees by certain security agreements, minority interests and debt covenants) as compared with $1,807 as of March 31, 1998. The $17,140 increase in cash resulted primarily from net proceeds from issuance of $112,750 of senior secured notes (the "Notes") which were issued on April 29, 1998 in conjunction with the Rubbermaid Acquisition. Of the amount on hand as of December 31, 1998, up to approximately $8,000 is intended to be used to purchase the outstanding minority interest of Konrad Hornschuch AG, for which the Company commenced a tender offer on February 3, 1999 (during the nine months ended December 31, 1998, the Company utilized $1,289 of the original amount allocated of $9,300 to purchase shares of Konrad Hornschuch and increase its ownership to approximately 79%). During recent fiscal periods, DII's subsidiaries generated cash from operations which was utilized primarily to fund working capital requirements and repay debt, and DII was funded with management fees, proceeds of notes receivable and proceeds from the private placement of equity securities.

Net cash flow from operating activities for the nine months ended December 31, 1998 was $9,109 versus cash flow from operating activities of $10,038 for the nine months ended December 31, 1997. Increases in net income, the extraordinary charge, depreciation and amortization and minority interest in earnings of subsidiary were offset by a decrease in the provision for notes receivable and net working capital.

Capital expenditures for the nine months ended December 31, 1998 were $7,732 (including expenditures of $5,289 at Hornschuch) versus $1,828 for the nine months ended December 31, 1997. Approximately $2,000 of the expenditures at Hornschuch relate to a progress payment on a new printing machine. The Company currently anticipates spending on capital projects in both operating subsidiaries of approximately $9,500 this fiscal year.

The Company's consolidated operations and cash flow are significantly exposed to changes in exchange rates between the U.S. dollar and the Deutsche Mark, as well as, to a limited extent, other foreign currencies for the purpose of financial reporting. To date, the Company has engaged in limited hedging transactions to protect against fluctuations in exchange rates relative to the payment of interest on the senior loans utilized to fund the Hornschuch Acquisition. Although the Company plans to utilize limited hedging strategies in the future as the need arises, its profitability will continue to be affected by fluctuations in foreign exchange rates.

Concurrent with the April, 1998 Rubbermaid Acquisition, DII issued the Notes with an original issue discount of $2,664. The interest rate on the Notes is 11% which is paid semi-annually, and no principal payments are required prior to maturity on May 1, 2005. In addition, (i) Hornschuch borrowed approximately $10.0 million under its secured credit facilities; (ii) Hornschuch loaned DII's U.S. subsidiary, Decora, Incorporated ("Decora") such $10.0 million pursuant to a secured intercompany note, the proceeds of which were used by Decora to partially finance the Rubbermaid Acquisition; and (iii) Decora entered into a three year, $15.0 million secured revolving line of credit facility which, as of December 31, 1998, had not been utilized. Availability under the credit line is based on a factor of the amount of accounts receivable and inventory held by Decora. In addition to financing the Rubbermaid Acquisition, these borrowings refinanced approximately $32.1 million of debt and related fees of DII and Decora, will finance a tender offer for the remaining 21% equity interest in Hornschuch and will be used for general corporate purposes including working capital requirements and the relocation of manufacturing assets noted above.

Certain indirect subsidiaries of Hornschuch own two commercial real estate properties in Germany which are unrelated to its operating business and which collateralize bank loans totaling approximately $15,400. Currently, the properties are producing rental income sufficient to cover interest payments. Management is attempting to sell the two properties and is in contract negotiations on one of them; however, there is no assurance that the properties can be sold in the near term, or at all, at a price which will be sufficient to repay the loans in full. If not,

Hornschuch could be required to pay amounts due under the loans, which could have a material adverse effect on the Company's business and financial condition. Management believes, however, that it can complete the sales as planned and that it can finance any shortfall in the sales price through its current banking relationships.


OUTLOOK

By completing the Hornschuch Acquisition and the Rubbermaid Acquisition, the Company not only became a world-leading manufacturer and marketer but also derived significant opportunities for strengthening its market position and increasing its sales world-wide. During the first nine months of fiscal 1999, the Company has focused on the integration of the two acquisitions with its existing operations and establishment of a global market strategy for its consumer product lines.

With regard to operations, in North America the Company has completed its comprehensive nine-month transition plan which involved taking over the sales, marketing, distribution and manufacturing operations related to the product lines acquired from Rubbermaid. The Company established and staffed its new North American headquarters in Cleveland, Ohio and completed the installation of a new, integrated management information system within all of its North American facilities. Additionally, the Company selected a third party logistics firm to warehouse and deliver its consumer products throughout North America, and, as of February 1, 1999, the Company is shipping products directly to all of its retail accounts. The Company also relocated the acquired Shelf Liner production operations from Ohio to the Company's Fort Edward, New York manufacturing facility. In addition to completion of the Rubbermaid transition, the Company's North American and European operations have worked together to initiate projects related to potential synergies between the two operations. Primary areas of focus have included research and development, purchasing, engineering and production. Management believes that such activities will contribute to the operating performance and value of the Company in the future.

With regard to sales and marketing, activities, the Company has focused on developing a global market strategy for its product lines and beginning the implementation of this strategy in its existing markets. Baseline market and consumer behavior studies were completed and utilized to develop new sales and marketing strategies for both existing and new potential markets and market segments. As a result of these activities, management believes there is a significant opportunity to increase the size of its consumer business and it has initiated activities to take advantage of this opportunity including remerchandising, repositioning, design upgrades, brand enhancement, new product introduction and new consumer communication methods. Management anticipates that the impact of these efforts will begin to be realized in fiscal 2000 as new products and programs begin to be rolled out to the market place.

The Company also continues to focus on its broader objective of increasing its leadership role in the worldwide decorative coverings market by maximizing its existing operations and pursuing additional consolidation opportunities in the market. As a result, the Company continues to evaluate potential acquisition and/or joint venture opportunities which may fit into its overall global strategy.

At December 31, 1998, the Company had consolidated outstanding long term indebtedness of $134,677 and other short term indebtedness of $19,649 which together totalled $154,326, and constituted approximately 88% of total capitalization. Management believes that the Company has enhanced its competitive position and cash flow as a result of the acquisitions and that the investments it is making in its sales and marketing efforts will enhance future cash flow; however, the Company's ability to service its debt will depend upon the Company's future operating performance, which may be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. As a result of the financing associated with the Rubbermaid Acquisition and Hornschuch Acquisition, the Company has substantial debt in relation to its shareholders' equity, as well as substantial debt service requirements that are significant compared to its cash flow from operations. If the Company is unable to service its indebtedness, it may be required to alter its business plans, restructure or refinance its indebtedness or seek additional equity capital.

The Company's foreign operations are conducted primarily through Hornschuch. The Company's European operations, representing approximately 61% of the Company's net sales for the nine months ended December 31, 1998, are subject to special risks inherent in doing business outside the United States, including governmental instability, war and other international conflicts, civil and labor disturbances, requirements of local ownership, partial or total expropriation, nationalization, currency devaluation, foreign exchange controls and foreign laws and policies, each of which may limit the movement of assets or funds or result in the deprivation of contract rights or the taking of property without fair compensation.

An additional risk with respect to the Company's European operations relates to the conversion of certain European countries to a common currency which began January 1, 1999 (the "Euro Conversion"). The Company has formed an internal task force to evaluate the risks and implement any required actions with respect to the Euro Conversion. Based on the analysis of this task force, management does not believe that the costs to the Company to convert to a common currency will be material. Additionally, management does not believe that there will be any material impact from a competitive point of view with respect to the impact of the Euro Conversion on the sales of products.

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

With regard to the Company's primary computer systems, the Company's European operating subsidiary licenses and utilizes a comprehensive management information system which was installed in 1996/1997, includes general ledger, accounts receivable, accounts payable and manufacturing control and is currently Year 2000 compliant.

The Company's North American operations recently completed Phases I & II of a program to replace its primary management information and communication systems with full Year 2000 compliance. This included hardware and software required to operate its telephone systems, its accounting systems (including general ledger, accounts receivable, accounts payable) and manufacturing control systems at a cost of approximately $600,000.

In addition to its primary management information system, the Company utilizes personal computers, which function either on a stand-alone basis or as workstations on an integrated network. These computers utilize a variety of operating systems and software packages ranging from Windows NT to DOS platforms. The Company is completing its survey to detect non-compliant systems and believes that the majority of these systems can and will be made Year 2000 compliant prior to January 1, 2000 at little or no cost to the Company through software updates provided by the respective software vendors. Any full system replacements which may be required are not anticipated to have a material impact on the cash flow of the Company and can be funded from operating cash flow. The Company is in the process of reviewing other equipment and systems in order to determine and remedy any potential Year 2000 Issues. Certain manufacturing equipment has date-sensitive controllers which are not Year 2000 compliant and will have to be upgraded, replaced or decommissioned. The Company anticipates resolving these issues by September 1999 at a cost which is anticipated to be within ordinary maintenance expenditure levels. The Company does not separately track the incremental costs incurred for the investigation, analysis and remedy of Year 2000 Issues. Such costs consist principally of related payroll costs of certain members of its systems and operations groups.

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

Not Applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


ITEM 5.  OTHER INFORMATION

Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included with this report:


        (27) Financial Data Schedule

             27.1   Financial Data Schedule


(b)  Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the three months ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECORA INDUSTRIES, INC.
(REGISTRANT)




BY /s/ Timothy N. Burditt
--------------------------------
Timothy N. Burditt
EVP Administration & Finance




DATED:  February 11, 1999