Form 10-Q/A
period 1998-12-31
DECORA INDUSTRIES INC
filed 1999-02-16
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ---------
                                  FORM 10-Q/A
                                   ---------

                                Amendment No. 1

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

                         PART I - FINANCIAL INFORMATION


        This amendment is being filed solely to correct a typographical error regarding certain income per share data for the nine months ended December 31, 1997 as set forth in the Condensed Consolidated Statements of Income, namely, the diluted income before extraordinary item was $.04 per share (instead of $.05), and the basic net income was $.05 per share (instead of $.04).

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





 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                             DECORA INDUSTRIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                    THREE MONTHS ENDED DECEMBER 31,   NINE MONTHS ENDED DECEMBER 31,
                                       1998            1997              1998         1997
                                       ----            ----              -----        ----
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                              $41,174        $36,909        $136,670      $56,364

Cost of goods sold (see Note 2)         26,641         27,194          88,009       41,648
                                       -------        -------        --------      -------

Gross profit                            14,533          9,715          48,661       14,716

Selling, general and administrative
     expenses                            9,056          7,153          31,423        9,720
Non-recurring charges                       --             --              --        1,461
                                       -------        -------        --------      -------


Operating income                         5,477          2,562          17,238        3,535

Interest expense, net                    3,774          1,601          10,446        2,439
                                       -------        -------         -------      -------

Income before income taxes,
  minority interest in earnings of
  subsidiary and extraordinary item      1,703            961           6,792        1,096

Income tax provision                       811            519           2,926          560
                                       -------        -------        --------      -------

Income before minority interest
  in earnings of subsidiary and
  extraordinary item                       892            442           3,866          536

Minority interest in earnings of
   subsidiary                              407            201             766          201
                                       -------        -------        --------      -------

Income before extraordinary item           485            241           3,100          335

Extraordinary item, net of income
  taxes (see Note 2)                        --             --          (2,019)          --
                                       -------        -------        --------      -------


Net income                              $  485         $  241        $  1,081      $   335
                                       -------        -------        --------      -------

Per share of common stock:

Income before extraordinary  item
    Basic                              $  0.06         $ 0.03         $  0.42      $   0.05
    Diluted                               0.05           0.03            0.36          0.04
Extraordinary item
    Basic                                   --             --           (0.28)           --
    Diluted                                 --             --           (0.24)           --
Net income
     Basic                                0.06           0.03            0.14          0.05
     Diluted                              0.05           0.03            0.12          0.04


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




DATED:  February 16, 1999