Form 10-K
period 1999-03-31
DECORA INDUSTRIES INC
filed 1999-06-28
CIK 743029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                ---------------

                                    FORM 10-K

                                ---------------



[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1999.

[] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______ .



                         Commission File Number: 0-16072

                             DECORA INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                           68-0003300
(State or other jurisdiction of incorporation                 (I.R.S. Employer
           or organization)                                  Identification No.)

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

                          COMMON STOCK, $ .01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___


As of June 18, 1999, the Registrant had 7,423,886 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates as of June 18, 1999, was approximately $42,517,000 based on the closing price of the registrant's common stock on The Nasdaq National Market on that date.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE


================================================================================

                                     PART I

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF THE BUSINESS

Decora Industries, Inc. ("DII") is a leading, worldwide manufacturer and marketer of self-adhesive, branded, consumer decorative products. DII, a holding company, is a Delaware corporation operating through its wholly owned subsidiaries, Decora, Incorporated ("Decora") and Decora Industries Deutschland GmbH ("DI Deutschland"). DI Deutschland owns approximately 90% of the voting stock of Konrad Hornschuch AG ("Hornschuch"). The main emphasis of DII and its subsidiaries (the "Company") is the world-wide development of its branded, self-adhesive consumer decorative products and of specialty industrial and commercial products, utilizing proprietary adhesive systems and coating technologies.

Con-Tact(R), Cobra(R) and Wearlon(R) are registered trademarks of Decora. d-c-fix(R), ceramo-fix(R), skai(R) and sol-pal(R) are registered trademarks of Hornschuch. Rubbermaid(R) is a registered trademark of Rubbermaid, Incorporated ("Rubbermaid").

HISTORY OF THE COMPANY

The Company's primary lines of business, self-adhesive consumer decorative products, are best known under the brands Con-Tact and d-c-fix. Con-Tact self-adhesive consumer products were first introduced in the United States in the 1950's by Decora's upstate New York operation which was formerly known as the Decora Division of United Merchants and Manufacturers, Inc. ("UM&M"). This operation developed and introduced the line and has always been its manufacturer; however, from 1981 through April 1998 Con-Tact products were distributed by Rubbermaid Incorporated ("Rubbermaid") pursuant to an exclusive distribution and manufacturing agreement between Rubbermaid and UM&M. UM&M had sold the Con-Tact brand name to Rubbermaid in 1983. The Company acquired the Decora Division assets from UM&M in 1990 and maintained the established relationship with Rubbermaid until April 1998, when Decora acquired the Con-Tact brand name back from Rubbermaid along with all the assets, product lines and market position of Rubbermaid's entire Decorative Coverings Group ("DCG"). At the time of the 1990 acquisition, the Company was a holding company for numerous disparate industrial and telecommunication services businesses. In the early 1990's, a decision was made to rationalize these disparate businesses to focus on the Company's core decorative products business. Consequently, the Company underwent a significant divestiture program (which was completed in 1995) and in 1992 changed its name to "Decora Industries, Inc." to better reflect its core business. After completing this divestiture program, the Company was primarily a contract manufacturer of Con-Tact brand products for Rubbermaid and it focused on improving manufacturing efficiencies, broadening its product lines and enhancing its relationship with Rubbermaid.

On October 1, 1997, the Company changed the course of its business significantly by acquiring a majority interest in one of the largest manufacturers and marketers of consumer decorative products in Europe, along with one of the most well known self-adhesive consumer brands, thus beginning the transformation into a vertically integrated, branded consumer products company. On that date, the Company acquired 73.2% of the voting stock of Hornschuch through its newly formed subsidiary, DI Deutschland (the "Hornschuch Acquisition"), which has since increased its ownership to approximately 90%. Hornschuch, which was one of the world's largest independent manufacturers and marketers of consumer self-adhesive products, is best known for its d-c-fix brand, which is one of the most popular brands of such products outside of the United States. Hornschuch also manufactures decorative and functional films for use by original equipment manufacturers ("OEM's") in the automotive, building, furniture, handbag, shoe and interior decoration markets.

Soon after the Hornschuch Acquisition, the Company entered into an acquisition agreement with Rubbermaid for the assets of the DCG (the "Rubbermaid Acquisition"). The Rubbermaid Acquisition was completed on April 29, 1998 and included all the assets and brand names associated with three product lines: (i) the Con-Tact self-adhesive product line, which is manufactured by Decora, (ii) the Shelf Liner light-adhesive line, which was previously manufactured by Rubbermaid, and (iii) the Grip Liner non-adhesive covering line, which is manufactured by a third party pursuant to the terms of an exclusive manufacturing agreement.

The Rubbermaid Acquisition completed the transformation of the Company from a contract manufacturer of products for others to its current position as one of the world's largest vertically integrated manufacturers and marketers of branded consumer self-adhesive products.


NARRATIVE DESCRIPTION OF THE BUSINESS

GENERAL

The Company is a manufacturer and marketer of branded, consumer, self-adhesive decorative and surface coverings and of specialty industrial and commercial products. The Company markets its consumer products primarily under the Con-Tact and d-c-fix brands. These two consumer brands are considered to be two of the most recognized brands of such products in the world, especially in the United States and Europe. In the United States, the primary market for the Con-Tact brand, products are distributed to leading retailers such as K-mart, Target, The Home Depot and Wal-Mart where the products occupy prominent shelf space. Similarly, in Germany, Italy and the Czech Republic, d-c-fix products are sold directly to retail chains such as Brico, Metro and Stinnes. In the remainder of Western Europe, Eastern Europe, South America, Africa, the Middle East and the Far East, products under both brands are sold and distributed through a network of approximately 50 wholesalers, independent distributors and agents.

Decora and Hornschuch utilize similar manufacturing processes to produce a wide variety of consumer and industrial products. Each finished product is assembled from a range of basic components such as film and adhesive using a wide variety of surface treatments and designs. Final performance attributes of these products are determined by the specific product application and the Company's product marketing strategy for end-use categories including (i) decorative coverings for household surfaces including shelving and drawers, (ii) transparent and semi-transparent decorative coverings for windows and other glass surfaces, (iii) arts and crafts project materials and (iv) decorative and surface protection coverings for do-it-yourself ("DIY") home resurfacing and improvement projects.

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

INDUSTRY OVERVIEW

The Company operates primarily within the consumer household products industry. Its branded consumer products are manufactured through the conversion of various films into complete functional, packaged goods. These products are sold by retailers to consumers for a wide range of applications including shelf lining, glass covering, furniture and door repair and resurfacing, arts and crafts and general surface protection. Consumers purchase these products based upon their ease of application, design, durability and price. The products are sold in a wide variety of retail stores, ranging from mass-merchants like Wal-Mart to individual, independently owned food, drug and hardware stores.

The Company's manufacturing processes enable it to sell converted films beyond its consumer lines into various industrial sectors. Various printed, coated and textured films are sold to users and OEM's in diversified markets for use in the manufacture of cabinets, furniture, automobiles, luggage and shoes. Customers require high quality products with exact design specifications and consistency as most products are intended to simulate the appearance and texture of natural materials such as wood, stone and leather.

PRODUCTS AND MARKETS

The Company is a world leader in consumer, self-adhesive, surface covering products and owns what management believes to be two of the most popular consumer brand names in its markets, Con-Tact and d-c-fix. The Company also manufactures films and other products for industrial and OEM applications. In fiscal 1999, sales of consumer and industrial products represented 69% and 31% of total revenues, respectively. In terms of geographic distribution, in fiscal 1999, sales to customers in the United States, Germany and the rest of the world were 37%, 29% and 34% of total revenues, respectively. For additional product line and geographic segment information, see Note 15 to the Consolidated Financial Statements included in this report.

North American Operations

Decora operates as a branded consumer products company with its Con-Tact brand product offering. Con-Tact is a repositionable, self-adhesive decorative covering material which is used for DIY applications and is marketed to four strategic product categories including shelving, surface protection, arts and crafts and glass covering. Con-Tact is the leader in the U.S. consumer self-adhesive decorative market and is sold primarily in the housewares departments of mass merchandisers in the United States. Con-Tact is manufactured by Decora utilizing a proprietary and patented repositionable adhesive technology and is sold in roll form with a wide range of finishes, including functional coatings, printed patterns, solid colors and clear and textured films. In its shelving category, the Company also sells Con-Tact brand Shelf Liner and Grip Liner product lines that are also decorative and functional covering materials. Shelf Liner is a light-adhesive covering material which is used primarily as a removable shelf liner. Grip Liner is a cushioned, non-adhesive surface covering with non-slip qualities also used primarily for shelving applications. Decora intends to expand into and penetrate additional consumer product segments with both existing and new products.

Management's objective is also to expand the sales which it derives from its industrial products, which are currently not material to North America's overall business. Decora has developed an industrial coatings business which markets a range of proprietary coatings under the Wearlon brand name. These non-stick, yet abrasion-resistant, coatings are water-based and cure at room temperature, providing the industrial market with an environmentally friendly coating system for a range of specialized applications. Decora also markets various other industrial products, including commercial laminating, coating and printing services and a line of high quality hazardous marking tapes sold under Decora's Cobra brand name.

European Operations

Hornschuch's net sales for the twelve months ended March 31, 1999 were comprised 51% from consumer products and 49% from industrial products. Hornschuch's consumer products, in addition to d-c-fix self-adhesive products, include tablecloths and place mats.

Hornschuch's consumer products historically have been sold through the hardware/DIY market, in contrast to those of Decora which typically have been marketed as a housewares application. As a result, Hornschuch's products differ somewhat from Decora's Con-Tact brand products in range of design, grade of materials and utility. Through Hornschuch, management expects to introduce Decora's housewares market-oriented products into Europe. Similarly, management expects to introduce products that currently target the DIY market segment in Europe into the United States to address product line gaps in Decora's DIY market offerings.

In addition to its consumer decorative products, Hornschuch's industrial business includes films processed specifically for sale primarily into the fashion, automotive and laminate markets, which accounted for approximately 17%, 13% and 15%, respectively, of Hornschuch's net sales for fiscal 1999. The fashion films line includes synthetic leathers and other materials which are sold for use in the manufacture of shoes, upholsteries and handbags under the brand name Skai. Hornschuch's automotive line primarily consists of artificial leather for use in automobile interiors, and its laminates line consists of films which are laminated to wood, metal and injection molded products during the manufacturing of furniture and cabinetry.

MARKETING AND DISTRIBUTION

Prior to the Hornschuch Acquisition and the Rubbermaid Acquisition, the Company, as primarily a contract manufacturer, did not incur traditional sales and marketing expenses. In the past, Rubbermaid had sold and distributed Decora's Con-Tact products and Decora conducted its international sales primarily through a limited number of distributors. As a result of the two acquisitions, the Company now performs full sales and marketing activities to support its integrated manufacturing operations and sells directly to retailers. During a nine month transition period following the Rubbermaid Acquisition, Decora established its own marketing and sales team and its own distribution system and since January 1999 has been operating without any further services from Rubbermaid. Decora's consumer products are warehoused and delivered to customers by a third party logistics services provider.

Hornschuch has complete marketing and distribution operations which handle sales in Germany. In addition, approximately 50 independent distributors and sales representatives in 160 countries worldwide purchase product directly from Hornschuch and resell to customers. In the Czech Republic and Italy, subsidiaries of Hornschuch also make direct sales. Industrial products are marketed to OEM's through a small group of technically-oriented sales persons.

CUSTOMERS

Decora sells its consumer Con-Tact products primarily to large retailers such as K-mart, Target, The Home Depot and Wal-Mart as well as to wholesalers who sell to smaller retailers and food, drug and hardware stores. Sales of decorative coverings products are concentrated. During fiscal 1999, sales to Decora's top five customers represented 60% of Decora's net sales. The loss of any one or more of these customers could have a material adverse effect on Decora's business and financial condition. During fiscal 1998, prior to the Rubbermaid Acquisition, 31% of the Company's net sales were to Rubbermaid. Decora also sells consumer products internationally and has industrial product customers in the U.S. which purchase its tape and coating products.

Hornschuch's consumer decorative coverings products known as d-c-fix are sold worldwide to large and small retailers in Germany and to independent distributors outside of Germany. The top five customers for Hornschuch's decorative products in fiscal 1999 and for the post acquisition six month period ended March 31, 1998 represented 10% and 15% of its net sales, respectively. The loss of any one or more of these customers could have a material adverse effect on Hornschuch's business and financial condition. For fiscal 1999 and for the six months ended March 31, 1998, approximately 32% and 31%, respectively, of Hornschuch's net sales of decorative products were made in Germany and the remainder primarily in other parts of Europe, the Far East and the Middle East. During fiscal 1999 and for the six months ended March 31, 1998, a single distributor in Russia constituted 8% and 18% of Hornschuch's total decorative products net sales, respectively. Hornschuch's remaining divisions sell to the OEM market and each has diversified customers, except for the automotive division which sells primarily to four or five automotive manufacturers.

COMPETITION

Consumer Decorative Coverings

The Con-Tact product line has long held the leading market position in the United States. The competition is divided among several smaller companies which have slightly increased their market share in the last several years in certain product categories. The Shelf Liner product line has dominated the light adhesive market with a leading market share for a significant period, while the Grip Liner product line is a significant player in a larger field of approximately four competitors, only one of which the Company believes has a market share in this category which is equal to Decora's. Although each product has a solid competitive position, availability of retail shelf space in the competitive retail market can be impacted both by products of direct competitors and by products serving different functions than Decora's products.

Hornschuch's decorative coverings products have been in the market since 1957. In Germany, Hornschuch holds an approximately 50% market share, while outside of Germany and in other countries around the world, Hornschuch competes with approximately ten smaller competitors.

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

MANUFACTURING

North American Operations

The majority of the products sold by Decora are produced at its facility in Fort Edward, New York. Decora also utilizes outside suppliers when required for certain specific printing, coating and finishing purposes for which it does not currently have sufficient industrial capabilities. Decora purchases its Grip Liner products from a third party supplier pursuant to an exclusive supply agreement which expires in December 2001. Management anticipates making capital expenditures in amounts similar to current annual levels in order to maintain operating efficiencies and add additional capacity as warranted by product demand and mix. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The primary raw materials used in Decora's products are paper, poly vinyl chloride ("PVC"), adhesives, inks, silicone and other chemicals. Decora uses two primary suppliers for its PVC, and relations with such suppliers are good. Decora believes that it has alternative sources of supply for all of its significant and primary raw materials.

European Operations

The majority of the products sold by Hornschuch are produced at its facility in Weissbach, Germany. Historically, Hornschuch has entered into arrangements with various suppliers for certain specific printing purposes and is now in the process of completing the installation of new printing capacity. In the future, Hornschuch expects to use fewer outside suppliers as such manufacturing capacity is made available to it. Management of Hornschuch expects to increase its capital expenditures over the next three years to increase efficiencies and to add additional capacity when required (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

As with Decora, the primary raw materials used in Hornschuch's products are paper, PVC, adhesives, inks, silicone and other chemicals. Hornschuch uses at least two primary suppliers for each of its raw materials, and relations with such suppliers are good. Management believes that Hornschuch has alternative sources for its significant and primary raw materials.

SEASONALITY

Decora has generally experienced higher sales and earnings in its first two fiscal quarters as a result of increased seasonal demand for Con-Tact products in the late spring and summer. The effect of this seasonality on the Company's consolidated operations has been somewhat moderated by the Hornschuch Acquisition. Overall, Hornschuch's historical sales have demonstrated little seasonality; however, sales patterns have varied from year to year.

RESEARCH AND DEVELOPMENT

North American Operations

Decora has reduced its research and development function and currently maintains a small internal research group. The majority of recent efforts have been placed on the refinement and enhancement of existing products; however, that group also continues to pursue new consumer and industrial products and applications periodically. As a result of these research and development efforts, the Company has refined a high-end liquid coating product for certain industrial applications sold under the name Wearlon. Wearlon is a water-based co-polymer which management believes is a breakthrough in coatings requiring non-stick and slip-lubricity properties. Decora owns a patent on a portion of this technology and certain prominent manufacturers are using Wearlon industrial maintenance coating systems within their production lines for mold release and non-stick applications.

European Operations

The majority of Hornschuch's recent efforts has been placed on the refinement and enhancement of products already developed; however, a limited amount of research and development is devoted to the pursuit of new industrial products and applications. Recent research and development has de-emphasized automotive and fashion products and focused primarily on the development of laminated film products for desktops, tabletops and bookcases and new films for use in decorative product manufacturing.

Through collaboration on research and development efforts between Decora and Hornschuch, management believes that savings will result from the elimination of efforts as each of the firms currently markets products that the other was planning to develop. Management further believes that collaboration on research and development will also result in a quicker response to new product development through the sharing of technical expertise, although no assurance can be given that this will prove to be the case. In particular, management expects to benefit from the combined significant expertise in adhesive technology developed by Decora and significant expertise in film technology developed by Hornschuch.

PROPRIETARY RIGHTS

North American Operations

Decora owns the rights to the pressure sensitive adhesive technology used in the manufacturing of its self-adhesive Con-Tact products and owns the rights to the Con-Tact trade name throughout most of the world. Con-Tact is a registered trademark in over 50 countries worldwide; however, sales of Con-Tact products outside of North America have been minimal. In connection with the Rubbermaid Acquisition, Decora also acquired 20 unregistered trade names. In addition, Decora owns the Cobra, Wearlon and Decora trade names. Decora is not aware of any circumstances that would materially impair its trademarks. Decora has also applied in the United States for trade name and patent protection for certain of its other new products and has applied for foreign protection for certain of its technologies and trademarks.

European Operations

Hornschuch does not currently own any patents; rather, Hornschuch's management believes that Hornschuch's products are protected under the laws of Germany and elsewhere with respect to proprietary information. Hornschuch owns 22 German trademark registrations, four U.S. trademark registrations and 149 trademark registrations in all countries combined, where Hornschuch is active. Hornschuch's trademarks include d-c-fix, ceramo-fix, furnit, howesol, laif, noblessa, select, skai and sol-pal.

Management considers seven of Hornschuch's trademarks, including the original d-c-fix, skai, laif, furnit, select, howesol and sol-pal, to be important to Hornschuch's business. Hornschuch is not aware of any circumstances that would materially impair its trademarks.

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

Based on Decora's experience to date, Decora believes that the future cost of compliance with existing environmental laws and regulations and liability for known environmental conditions will not have a material adverse effect on the Company's business, financial condition or results of operations. Decora has not made any material expenditures during the last three fiscal years in order to comply with environmental laws or regulations

Hornschuch's manufacturing facility is located on property which has been used for manufacturing purposes for the last 100 years. The current facilities include water treatment and wastewater treatment facilities and an energy production facility. Management of Hornschuch reports that certain environmental issues may exist with respect to both Hornschuch-owned and third party waste disposal sites, wastewater discharges and dust and hot air emissions. Hornschuch management believes that any costs associated any remediation activities will not be material and will not materially impact operations.

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

EMPLOYEES

At March 31, 1999, DII employed four people in its corporate office, Decora employed approximately 211 people and Hornschuch employed approximately 715 people.

As of the same date, 130 of Decora's employees were represented by Local #13 United Paper Workers International Union (AFL-CIO) under a contract which was renegotiated and renewed in March 1999 and expires in March 2002.

As of the same date, 675 of Hornschuch's employees were represented by a labor union. Almost all of the union members belong to the Textile and Clothing trade union, which merged into the Metal trade union effective April 1, 1998. The most recent collective agreement for Hornschuch's employees (including both blue collar workers and white collar employees below management level) was signed in June 1999 and expires in August 2000.

Neither Decora nor Hornschuch has experienced any work stoppage in recent years, and management believes that relations with the Company's labor force are good.

ITEM 2. PROPERTIES

Decora owns its 220,000 square foot facility located on approximately 12 acres in Fort Edward, New York. The Company's corporate headquarters are located within this facility. Decora also leases a 10,000 square foot manufacturing/office facility in Longwood, Florida and a 10,000 square foot office facility in North Ridgeville, Ohio. Hornschuch owns its approximately 1.0 million square foot manufacturing and office facility located on approximately 48 acres in Weissbach, Germany.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

a.      Market Information

        Since August 17, 1998, the Company's Common Stock has been traded on The Nasdaq National Market under the symbol "DECO". Prior to such date, the Company's common stock was traded on The Nasdaq SmallCap Market under the same symbol.

b.      Stock Price Information

        The following table sets forth the high and low sales prices of the Company's Common Stock for the periods indicated, as reported by The Nasdaq Stock Market. Such prices reflect a one-for-five reverse stock split of the Company's Common Stock which became effective on December 29, 1997.


                                                      Sales Prices
                                                      ------------
                                                    High          Low
                                                   -------       ------
               Fiscal 1998:
                  First Quarter                    4 11/16       3 7/16
                  Second Quarter                   5             3 1/8
                  Third Quarter                    6 23/32       3 1/2
                  Fourth Quarter                   5 7/8         4

                                                    High          Low
                                                   -------       -------
               Fiscal 1999:
                  First Quarter                    7 7/8         5 1/2
                  Second Quarter                   7 15/16       4
                  Third Quarter                    8 3/16        3 11/16
                  Fourth Quarter                   8             6


        The Company has also authorized a class of preferred stock, although no shares of preferred stock have been issued.

c.      Approximate Number of Holders of Common Stock.

        There were 707 holders of record of Common Stock as of June 18, 1999.

d.      Dividends

        The Company has never paid a cash dividend and intends to retain earnings, if any, for use in its business. In addition, the Company's agreements with its lenders restrict the ability of the Company to pay cash dividends.

e.      Recent Sales of Unregistered Securities

        The Company believes that the transactions described below in which securities were sold or granted were exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof as transactions not involving any public offerings. In each transaction, the number of investors was limited, the investors were provided with information about the Company and/or access to such information, and restrictions were placed on resale of the securities.


           Date         Title                   Amount         Consideration        Purchaser
           ----         -----                   ------         -------------        ---------
            7/5/98      Options to purchase      30,000(1)     Services            Director
                        common stock

            8/1/98      Options to purchase     120,000(2)     Services             Employee
                        common stock

           9/10/98      Common stock              9,032        Issued as part of    Corporation
                                                               litigation
                                                               settlement


           10/1/98      Warrants to purchase     20,000(3)     Extension of         Corporation
                         common stock                          warrant
                                                               agreement

           1/26/99      Common stock              1,170        Services             Employee

            4/9/99      Options to purchase      20,000(4)     Services             Corporation
                        common stock


----------------

(1) These options originally were issued on July 6, 1995 at an exercise price of $1.25 per share ($6.25 after giving effect to the one-for-five reverse stock split which was effective December 29, 1997). On July 5, 1998, the expiration date of the options was extended from July 6, 1998 to July 5, 2001. The exercise price remains the same.

(2) These options are exercisable at a price of $8.00 per share. Of these options, 12,000 vested immediately upon grant, 48,000 shall vest over a period of four years (12,000 per year) and the remaining 60,000 will vest upon achievement of certain financial performance objectives over the course of four years.

(3) These warrants originally were issued June 29, 1993 at an exercise price of $1.40 per share ($7.00 after giving effect to the one-for-five reverse stock split which was effective December 29, 1997). In December 1995, the exercise price was reduced to $1.04 per share ($5.20 after giving effect to the one-for-five reverse stock split) and the expiration date was extended from December 31, 1997 to December 31, 1998. On October 1, 1998, the expiration date was further extended to December 31, 2000.

(4) These options are exercisable at a price of $7.66 per share and expire on April 9, 2004.

ITEM 6.  SELECTED FINANCIAL INFORMATION.

The following selected financial data of the Company are derived from the consolidated financial statements that have been audited by PricewaterhouseCoopers LLP as to all years.

The following table should be read in conjunction with the Company's historical consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. Unless otherwise indicated, none of the information in the table includes discontinued operations of the Company. See Note 2 of the financial statements. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                             DECORA INDUSTRIES, INC.

                             SELECTED FINANCIAL DATA
                   For the five years ended March 31, 1999(1)


                      (In thousands except per share data)


                                                                Year Ended March 31,
                                            ----------------------------------------------------------
Statement of Operations Data:                  1999        1998        1997        1996        1995
                                            ---------    ---------   ---------   ---------   ---------
Net sales                                   $ 176,577    $  98,407   $  41,082   $  38,828   $  40,414
Operating income                               21,560       11,049       4,726       4,108       3,895
Income from continuing operations               3,696        2,730       3,566       2,919       2,408
Loss from discontinued operations                  --           --          --          --      (1,297)
Extraordinary item, net of income taxes        (2,019)          --          --          --          --
                                            ---------    ---------   ---------   ---------   ---------
Net income                                  $   1,677    $   2,730   $   3,566   $   2,919   $   1,111
                                            =========    =========   =========   =========   =========

Basic income (loss) per share(2):
  Continuing operations                     $    0.50    $    0.38   $    0.51   $    0.45   $    0.40
  Discontinued operations                          --           --          --          --       (0.22)
  Extraordinary item, net of income taxes       (0.27)          --          --          --          --
                                            ---------    ---------   ---------   ---------   ---------
  Net income(2)                             $    0.23    $    0.38   $    0.51   $    0.45   $    0.18
                                            =========    =========   =========   =========   =========

Diluted income (loss) per share(2):
  Continuing operations                     $    0.44    $    0.35   $    0.46   $    0.44   $    0.40
  Discontinued operations                          --           --          --          --       (0.22)
  Extraordinary item, net of income taxes       (0.24)          --          --          --          --
                                            ---------    ---------   ---------   ---------   ---------
  Net income(2)                             $    0.20    $    0.35   $    0.46   $    0.44   $    0.18
                                            =========    =========   =========   =========   =========

Balance Sheet Data:
Total Assets                                $ 220,739    $ 131,216   $  37,189   $  36,157   $  31,021
Working capital                             $  34,657    $  16,133   $   6,631   $   1,460   $     238
Long-term obligations                       $ 164,663    $  74,540   $  18,817   $  20,299   $  18,163
Stockholders equity                         $  18,865    $  18,089   $  14,503   $  10,139   $   4,396

Cash dividends per common share(3)                 --           --          --          --          --


------------------

(1) The selected historical operating data for the fiscal year ended March 31, 1999 reflect the results following the Rubbermaid Acquisition that was completed on April 29, 1998. Additionally, the historical operating data in fiscal 1999 and in fiscal 1998 reflect the results of Hornschuch since the Hornschuch Acquisition on October 1, 1997. The Rubbermaid Acquisition and the Hornschuch Acquisition materially impact the comparability of the information reflected in the selected financial data table for fiscal 1999 and 1998 to that of prior years (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

(2) Per share amounts reflect a one-for-five reverse stock split which became effective on December 29, 1997.

(3) The Company has not paid dividends during the five years ended March 31, 1999 and does not anticipate paying cash dividends in the foreseeable future.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

During fiscal 1999, the Company completed its transformation from a contract manufacturer operating under an exclusive agreement with Rubbermaid as it existed prior to October 1997, to the vertically integrated, international consumer products company it is today. Fiscal 1999 was the first year to include a full twelve months of results from Hornschuch and, in North America, significant effort and investment was required to build a sales, marketing and product delivery infrastructure following the acquisition of the Con-Tact brand and related product lines in April 1998. During the year, management focused on transitioning these new operations and customer relationships from Rubbermaid and setting the course for new product expansion and segmentation with emphasis on marketing tailored product offerings to specific market segments and establishing an integrated global marketing strategy.

On April 29, 1998, the Company acquired the assets of the Decorative Products Group ("DCG") from Rubbermaid for an aggregate cost, including transaction costs, of approximately $66 million (the "Rubbermaid Acquisition"). The assets acquired included: (i) the Con-Tact self-adhesive line, which is manufactured by Decora, (ii) the Shelf Liner light-adhesive line, which was manufactured by Rubbermaid, and (iii) the Grip Liner non-adhesive covering line, which is currently manufactured by a third party pursuant to the terms of an exclusive manufacturing agreement. The Rubbermaid Acquisition has enabled Decora, which previously had been primarily only a manufacturer of Con-Tact, to integrate the marketing, sales and distribution of the Con-Tact product offering, as well as the other two product lines, with its manufacturing capabilities. In conjunction with the financing of the Rubbermaid Acquisition, the Company refinanced a substantial portion of its outstanding debt and made significant investments which were required to integrate the acquired assets into the Company's business during a nine month transition period following the acquisition (see "Liquidity and Capital Resources" below). During this nine month period, Decora established a totally new sales, marketing, customer service and distribution management team and operation in its new North American headquarters in North Ridgeville, Ohio, installed new financial and enterprise resource planning software and hardware systems, established a third party warehousing and distribution service to handle consumer product shipments in North America and relocated acquired manufacturing operations to its Fort Edward, New York manufacturing facility. While executing this transformation, the Company strove to maintain and strengthen customer relationships and interest in the Con-Tact product line.

In Europe, the Company's main emphasis was to solidify its management structure, a process which was initiated in late summer and completed by year end. Hornschuch's operations were negatively impacted by a soft economy in Germany and by economic crises in Russia and the Far East. Despite these challenges, Hornschuch was able to achieve some offsetting gains in other product segments and to pursue the revitalization of its consumer product offering, laying the groundwork for the potential broadening of its market reach in fiscal 2000 while integrating its consumer product plans with the Company's global marketing and product strategy.

As a result of the Rubbermaid Acquisition completed during fiscal 1999 and the Hornschuch Acquisition completed in fiscal 1998, the Company has established itself as the worldwide market leader in the self-adhesive consumer product market with significant competitive strengths including strong brand recognition, strong product placement with retailers, vertically integrated manufacturing operations, proprietary technologies, broad product lines and cross-selling opportunities. The Company's strategy is to utilize these competitive strengths in order to maintain its leadership position and to increase shareholder value.

The results of operations of the Company reflect the results associated with the Rubbermaid Acquisition since April 29, 1998 and the results of Hornschuch and DI Deutschland (unless otherwise noted, in this section, financial information regarding DI Deutschland represents the consolidated results and financial position of Hornschuch and DI Deutschland) since the acquisition on October 1, 1997, thus affecting the comparability of results between the two years as well as to those of prior years.

RESULTS OF OPERATIONS

Year Ended March 31, 1999 vs. Year Ended March 31, 1998

As noted above, the comparability of results between fiscal 1999 and fiscal 1998 is significantly affected by the inclusion of Hornschuch for only six months in fiscal 1998 and the inclusion of results following the Rubbermaid Acquisition in April 1998. As a result, cost of goods sold, gross margin and selling, general and administrative expense levels in fiscal 1999 may not be meaningfully compared with the prior year as the Company transitioned from being a contract manufacturer for Rubbermaid to an integrated branded consumer products company. Management's focus for North American operations during the year included the establishment of new management and infrastructure for the product lines acquired from Rubbermaid. Decora's results were impacted by these factors and also by the nine month transition period during which Rubbermaid continued to distribute the acquired product lines and the Company operated primarily under product promotion and merchandising programs which were established by Rubbermaid prior to the Rubbermaid Acquisition.

Net sales for the year ended March 31, 1999 were $176,577,000 (reflecting the impact of the Hornschuch Acquisition for the entire period and the Rubbermaid Acquisition since April 29, 1998) as compared with net sales of $98,407,000 for the year ended March 31, 1998 (which reflect the inclusion of DI Deutschland results for only six months). The increase of $78,170,000 resulted principally from the inclusion of a full year of DI Deutschland net sales of $110,745,000 in the current year as compared with $62,150,000 in the prior year, and the Rubbermaid Acquisition contributed to an increase in net sales of $30,345,000 in the U.S. operations.

Gross profit was $63,409,000, or 35.9% of net sales, for the year ended March 31, 1999 as compared with $30,187,000 or 30.7% of net sales, for the year ended March 31, 1998. The increase of $33,222,000 and the increase in gross profit margin reflect the impact of the Hornschuch Acquisition and the Rubbermaid Acquisition and the fact that all subsidiaries now sell directly to retailers. The gross margin for the year ended March 31, 1999 reflects only eleven months of the DCG operations which were acquired on April 29, 1998. Additionally, gross margin for the year ended March 31, 1999 was partially offset by a one-time non-cash charge of approximately $800,000 for the step-up in basis of DCG inventory acquired in the Rubbermaid Acquisition. Excluding the impact of this one-time charge, total Company gross profit would have been approximately $64,209,000 or 36.4% of net sales.

Selling, general and administrative expenses were $41,849,000, or 23.7% of net sales, for the year ended March 31, 1999 as compared with $17,677,000 or 18.0% of net sales in the year ended March 31, 1998. The increase of $24,172,000 was a result of the addition of DI Deutschland's selling, general and administrative expenses for the entire period and an increase at the U.S. operations primarily due to the incremental sales and marketing costs incurred relative to the change from being primarily a contract manufacturer to being a vertically integrated manufacturer and marketer of Con-Tact products following the Rubbermaid Acquisition.

Interest expense was $14,085,000 for the year ended March 31, 1999 as compared with $3,829,000 in the prior year. The increase of $10,256,000 is principally due to interest expense of approximately $12,200,000 on the $112,750,000 senior secured notes which were issued by the Company on April 29, 1998 in connection with the Rubbermaid Acquisition (the "Notes"), partially offset by interest income earned on cash deposits and lower interest expense on other debt due to lower average borrowings in the current year.

The Company recognized income before income taxes, minority interest in earnings of subsidiary and extraordinary item of $7,475,000 in the year ended March 31, 1999, as compared with income of $7,220,000 in the year ended March 31, 1998. This increase is principally a result of the increase in earnings resulting from the Rubbermaid Acquisition and the Hornschuch Acquisition, partially offset by higher interest expense on the Notes.

Net income of $1,677,000 for the year ended March 31, 1999 was $1,053,000 lower than the year ended March 31, 1998 as a result of the extraordinary charge (net of income taxes) of $2,019,000 incurred in connection with the Rubbermaid Acquisition, partially offset by the above noted changes and a $663,000 decrease in the deduction for the minority interest in earnings of Hornschuch.

Year Ended March 31, 1998 vs. Year Ended March 31, 1997

The Company's consolidated financial statements for the year ended March 31, 1998 were the first fiscal year to include post-acquisition results of DI Deutschland, which are so included for the final six months of such fiscal year. Net sales for the year ended March 31, 1998 were $98,407,000 as compared with net sales of $41,082,000 for the year ended March 31, 1997. The increase of $57,325,000 resulted principally from the inclusion of DI Deutschland net sales of $62,150,000 offset by a $5,856,000 decrease in Decora's net sales to its then principal U.S. customer, Rubbermaid. DI Deutschland's net sales for the fourth quarter were 17% above third quarter sales partially as a result of unusually strong sales from certain decorative product customers, particularly in Russia. The decrease in net sales in the United States resulted primarily from inventory reductions initiated by Rubbermaid, as well as inventory reductions by certain retailers. Export net sales from U.S. operations were $5,020,000 for the year ended March 31, 1998, reflecting an increase of $858,000 as compared with $4,162,000 in the year ended March 31, 1997.

Gross profit was $30,187,000, or 30.7% of net sales, for the year ended March 31, 1998 as compared with $10,579,000, or 25.8% of net sales, for the year ended March 31, 1997. The increase of $19,608,000 was a result of the addition of DI Deutschland's gross profit of $20,897,000 reflected in the year ended March 31, 1998, offset by a decrease of $1,289,000 in gross profit at the U.S. operations. The decrease in gross profit in the United States was principally due to the decreased net sales discussed above. Gross profit margin increased by 4.9 percentage points primarily because of the higher gross profit margin contributed by DI Deutschland's operations in the year ended March 31, 1998. DI Deutschland's higher gross profit margin reflects its different product mix and its greater degree of vertical integration than the U.S. operations. DI Deutschland's gross profit margin was also favorably impacted by changes in product mix in the fourth quarter due to increased sales of more profitable decorative products.

Selling, general and administrative expenses were $17,677,000, or 18.0% of net sales, for the year ended March 31, 1998 as compared with $5,853,000, or 14.2% of net sales, in the year ended March 31, 1997. The increase of $11,824,000 was a result of the addition of DI Deutschland's selling, general and administrative expenses of $12,764,000 reflected in the year ended March 31, 1998, offset by a decrease of $889,000 at the U.S. operations. The decrease in selling, general and administrative expenses in the United States was primarily a result of cost-saving measures implemented in fiscal year 1997 and workforce reductions implemented in the 1998 fiscal year. The 3.8 percentage point increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the inclusion of the results of DI Deutschland in fiscal 1998, since DI Deutschland's selling, general and administrative expenses comprised a higher percentage of its net sales than those of the U.S. operations due to its greater level of integrated sales and marketing operations at that time.

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

The Company's net working capital increased from $16,133,000 at March 31, 1998 to $34,657,000 at March 31, 1999, an increase of $18,524,000. The increase is due primarily to an increase in cash resulting from the proceeds of the issuance of long-term debt and an increase in inventories associated with the Rubbermaid Acquisition. Consolidated cash balances as of March 31, 1999 were $6,662,000 (which are limited as to use by certain security agreements, minority interests and debt covenants) as compared with $1,807,000 as of March 31, 1998. The $4,855,000 increase in cash resulted primarily from net proceeds from the issuance on April 29, 1998 of $112,750,000 principal amount, 11.0% senior secured notes (the "Notes"). Of the amount on hand as of March 31, 1999, up to approximately $3,500,000 is intended to be used to purchase the remaining 10% outstanding majority interest of Hornschuch. During the year ended March 31, 1999, the Company utilized approximately $5,800,000 of the original amount of $9,300,000 allocated to purchase shares of Hornschuch and increased its ownership to approximately 90%. During recent fiscal periods, DII's subsidiaries generated cash from operations which was utilized primarily to fund working capital requirements, capital expenditures and repay debt, and DII was funded with management fees, proceeds of notes receivable and proceeds from the private placement of equity securities.

Net cash flow from operating activities for the year ended March 31, 1999 was $6,142,000 versus cash flow from operating activities of $14,781,000 for the year ended March 31, 1998. A decrease in net income and an increase in net working capital were partially offset by the extraordinary charge and increased depreciation and amortization expense.

Capital expenditures for the year ended March 31, 1999 were $8,693,000 versus $1,778,000 for the year ended March 31, 1998. The recent period includes expenditures of $6,352,000 at DI Deutschland of which approximately $2,600,000 relate to progress payments on a new printing machine. For the fiscal year ending March 31, 2000, the Company plans to make capital expenditures at similar levels and intends to finance such expenditures with operating cash flow and existing lines of credit.

During fiscal 1999, the Company increased its ownership of the shares of Hornschuch from 76% to approximately 90% with an additional investment of approximately $5,800,000. As a result of Hornschuch's significant operations, the Company's consolidated operations and cash flow became significantly exposed to changes in exchange rates between the U.S. dollar and the Deutsche Mark/EURO, as well as, to a limited extent, other foreign currencies. To date, the Company has engaged in limited hedging transactions to protect against fluctuations in exchange rates. Although the Company plans to utilize limited hedging strategies in the future as the need arises, its profitability will continue to be affected by fluctuations in foreign exchange rates.

Concurrent with the Rubbermaid Acquisition, DII issued the Notes which were issued with an original issue discount of $2,664,000 resulting in gross cash proceeds of $110,086,000. Interest on the Notes is paid semi-annually, and no principal payments are required prior to maturity on May 1, 2005. In addition,
(i) Hornschuch borrowed approximately $10,000,000 under its secured credit facilities; (ii) Hornschuch participated in the acquisition by loaning to Decora such $10,000,000 pursuant to a secured intercompany note, the proceeds of which were used by Decora to help finance the acquisition of the DCG; and (iii) Decora entered into a three year, $15,000,000 secured revolving line of credit facility. At June 25, 1999, borrowings under the credit line totalled $9,462,000. Availability under the credit line is based on a factor of the amount of accounts receivable and inventory held by Decora. In addition to financing the acquisition of the DCG and related fees, these borrowings refinanced approximately $32,100,000 of debt, including related costs and fees, of DII and Decora, the Hornschuch Minority Tender Offer, the relocation of manufacturing assets noted above and were used for general corporate purposes including working capital requirements. Scheduled debt maturities during fiscal 2000 total $9,467,000 which the Company plans to fund through operating cash flow and through renewals of existing short term lines of credit.

Certain indirect subsidiaries of Hornschuch own two commercial real estate properties in Germany which are unrelated to its operating business and which collateralize debt totaling approximately $13,800,000. Currently, the properties are producing rental income sufficient to cover interest payments. Management is attempting to sell the properties; however, there is no assurance that the properties can be sold in the near term, or at all, at a price which will be sufficient to repay the loans in full. If not, Hornschuch could be required to pay amounts due under the loans, which could have a material adverse effect on Hornschuch's business and financial condition.

OUTLOOK

During fiscal 2000, the Company's primary focus is to enhance its consumer branded approach globally, to capitalize on its brands through repositioning and realignment of its product offerings in various market segments, to continue to refine and pursue a uniform global market approach and to consolidate and integrate its international operations. The intent is to continue to strengthen its leading market position and to increase consumer product sales in North America, Europe and other parts of the world through increasing consumer interest and demand, gaining market share and pursuing acquisition strategies. Additionally the Company intends to expand sales in complementary industrial product areas and to renew sales efforts in recovering developing countries.

As a result of the financing associated with the Rubbermaid and Hornschuch Acquisitions, the Company has substantial debt in relation to its shareholders' equity, as well as substantial debt service requirements that are significant compared to its cash flow from operations. As of March 31, 1999, the Company had consolidated outstanding indebtedness of approximately $150 million, which represented 89% of total capitalization. The Company's ability to service its debt will depend upon the Company's future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control and by restrictive debt covenants. If the Company is unable to service its indebtedness, it may be required to alter its business plans, restructure or refinance its indebtedness or seek additional equity capital. There can be no assurance that the Company would be able to accomplish these objectives on terms acceptable to it, if at all.

The Company's foreign operations are conducted primarily through Hornschuch. The Company's European operations, representing approximately 63% of the Company's net sales for the fiscal year ended March 31, 1999, are subject to special risks inherent in doing business outside the United States, including governmental instability, war and other international conflicts, civil and labor disturbances, requirements of local ownership, minority interests, partial or total expropriation, nationalization, currency devaluation, foreign exchange controls and foreign laws and policies, each of which may limit the movement of assets or funds or result in the deprivation of contract rights or the taking of property without fair compensation.

YEAR 2000 RISKS

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

In addition to its primary management information system, the Company utilizes personal computers, which function either on a stand-alone basis or as workstations on an integrated network. These computers utilize a variety of operating systems and software packages ranging from Windows NT to DOS platforms. The Company is completing its survey to detect non-compliant systems and believes that the majority of these systems can and will be made Year 2000 compliant prior to January 1, 2000 at little or no cost to the Company through software updates provided by the respective software vendors. Any full system replacements which may be required are not anticipated to have a material impact on the cash flow of the Company and can be funded from operating cash flow. The Company has completed the process of reviewing other equipment and systems in order to determine and remedy any potential Year 2000 Issues. Certain manufacturing equipment has date-sensitive controllers which are not Year 2000 compliant and will have to be upgraded, replaced or decommissioned. The Company is on target to resolve these issues by September 1999 at a cost which is anticipated to be within ordinary maintenance expenditure levels. The Company does not separately track the incremental costs incurred for the investigation, analysis and remedy of Year 2000 Issues. Such costs consist principally of related payroll costs of certain members of its systems and operations groups.

The Company sells its products primarily to retailers, distributors and original equipment manufacturers with a significant number of such transactions occurring electronically. The Company also purchases raw materials from many vendors; however, the majority of such purchasing transactions are not handled electronically. If the Company, or any third party with whom the Company does business, were to have a Year 2000 problem, the Company's business could be seriously disrupted which could negatively affect the financial condition and results of operations of the Company. This is particularly true in the case of retail customers where high volume transactions would have to be converted to a manual system until any Year 2000 Issue was resolved. The Company has completed the process of reviewing the Year 2000 compliance status with its vendors and customers and to-date is not aware of a situation which would have a material adverse impact on the Company's operations and/or financial condition, although no assurances can be given that such a problem does not exist, or will not exist in the future. As the Company continues to evaluate the Year 2000 compliance status of its suppliers and vendors, it will also develop contingency plans to deal with any potential problems that may arise in this analysis.

FORWARD LOOKING STATEMENTS

From time to time, including in this Annual Report on Form 10-K, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, without limitation, the following: customer concentration, foreign exchange rate exposure, exposure to raw material price fluctuations, high degree of leverage and related debt service, competitors with significantly greater financial resources, debt covenants restricting the Company's ability to borrow money or to move cash between subsidiaries, a highly competitive environment, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital and the Company's ability to successfully implement its acquisition and strategic alliance strategy. Refer to Item 1, "Narrative Description of the Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding certain of these risks.

IMPACT OF NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either (1) a hedge of exposure to changes in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge), (2) a hedge of exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation (a foreign currency hedge), will determine when the gains or losses on the derivatives are to be reported as a component of other comprehensive income. The new standard must be adopted for fiscal year 2000 financial reporting and the Company does not believe that the adoption of SFAS No. 133 will have a material impact on the financial position of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and foreign currency exchange rates.

INTEREST RATES

The Company's exposure to market risk from interest rate changes relates primarily to variable rate bank lines of credit. As of March 31, 1999, the Company had cash flow exposure on its bank lines of credit in Germany (approximately DM 58.3 million or $32.0 million) due to its variable LIBOR pricing and on its Tax-Exempt Industrial Revenue Bonds ($2,210,000) in the United States which bear interest at a variable rate. Accordingly, as of March 31, 1999 a 54 basis point (10% increase in the LIBOR) and a 33 basis point increase in the bond's floating rate (10% increase) would have an immaterial effect on the Company's pre-tax earnings.

FOREIGN EXCHANGE RISK

The Company is exposed to foreign exchange risk to the extent of adverse fluctuations in foreign currencies. For the fiscal year ended March 31, 1999, approximately 63% of the Company's net sales were in currencies other than U.S. dollars, primarily German Marks. The Company enters into foreign exchange contracts periodically to hedge currency fluctuation relative to future fixed payments. Such hedging activities are not significant in total. A 10% change in the value of all foreign currencies would have resulted in a change of approximately $830,000 in pre-tax earnings for the fiscal year ended March 31, 1999.

INTEREST RATE SWAPS AND CAPS

Hornschuch has four interest rate cap agreements as of March 31, 1999 for DM 7.0 million, DM 5.6 million, DM 3.0 million and DM 3.0 million which are used to hedge against fluctuations in interest rates for existing debt balances. Hornschuch is also party to three interest swap agreements as of March 31, 1999 for DM 6.0 million, DM 5.0 million and DM 3.1 million. These agreements are used to convert variable rate debt to fixed rate debt. For the DM 5.0 million instrument, the related debt had been repaid early. However, Hornschuch was obliged to maintain the swap and pay (receive) the difference between Hornschuch's fixed rate and the original variable rate.

Decora has one interest rate swap agreement as of March 31, 1999 with its primary lender which expires in May 1999. The agreement effectively converted $8,523,000 of its variable rate borrowings into fixed rate obligations. While the underlying obligations have been repaid, Decora continues to make payments under the agreement until expiration in May 1999.

At March 31, 1999, the fair value of the Company's interest rate caps and interest rate swaps approximate carrying value.


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

                                    PART III

                        DIRECTORS AND EXECUTIVE OFFICERS

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS OF DII
AND OFFICERS OF SUBSIDIARIES

   The following table sets forth each of the executive officers and directors of DII and key officers of DII's subsidiaries as of June 21, 1999:


             NAME              AGE                              POSITION
             ----              ---                              --------
Nathan Hevrony..............    47   Director, Chairman, Chief Executive Officer

Timothy N. Burditt..........    44   Executive Vice President, Administration and Business
                                     Development; Secretary

Robert L. Macdonald.........    52   Chief Financial Officer

Earl A. Wearsch.............    54   Executive Vice President; President and General Manager of
                                     Decora

Rolf J. Gemmersdorfer.......    47   Executive Vice President; President and General Manager of
                                     Hornschuch

Richard A. DeCoste..........    60   Executive Vice President; Vice President of Operations of
                                     Decora

Roger Grafftey-Smith........    68   Director

Gabriel Thomas..............    58   Director

Stephen Verchick............    58   Director

Ronald Artzer...............    55   Director


        Nathan Hevrony. Mr. Hevrony has served as a director of DII since August 1988 and as Chief Executive Officer and Chairman of the Board of DII since October 1989.

        Timothy N. Burditt. Mr. Burditt was named Executive Vice President, Administration and Business Development of DII in June 1999. From 1993 through June 1999, Mr. Burditt was Executive Vice President, Administration & Finance of DII. Mr. Burditt has also been Secretary of DII since August 1993.

        Robert L. Macdonald. Mr. Macdonald was named Chief Financial Officer of DII in June 1999. From 1995 through June 1999, Mr. Macdonald was Chief Financial Officer of Societe BIC S.A., a French branded consumer products maker. Mr. Macdonald served as Vice President Finance of BIC's North American Group from 1993 through 1995.

        Earl A. Wearsch. Mr. Wearsch was named Executive Vice President of DII and President and General Manager of Decora in January 1998. From 1983 to 1997, Mr. Wearsch served in various senior management and sales/marketing positions with Glidden, a manufacturer of paint and coatings.

        Rolf J. Gemmersdorfer. Mr. Gemmersdorfer was named Executive Vice President of DII in August 1998. Since 1995, Mr. Gemmersdorfer was a General Manager for Oral-B Laboratories GmbH, a subsidiary of Gillette. From 1992 through 1994, Mr. Gemmersdorfer was general manager of the largest division of VP-Schickedanz AG.

        Richard A. DeCoste. Mr. DeCoste joined Decora in January 1993. In February 1994, Mr. DeCoste became President of Decora's Consumer Decorative Products Group. In November 1994, he became Executive Vice President of DII. In June 1997, he became Director of Operations of Decora.

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

        Ronald A. Artzer. Mr. Artzer has served as a director of DII since May 1994. In 1998, Mr. Artzer co-founded Tak-a-Sample Marketing, Inc., a promotional and marketing firm. Since August 1997, Mr. Artzer has also worked as a self-employed management consultant. From March 1994 to August 1997, Mr. Artzer served as President and Chief Executive Officer of SoPakCo Foods, a food processing and packaging company. From 1991 to 1993, Mr. Artzer served as President and Chief Executive Officer of Design Foods, a Division of Sara Lee Corporation.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("reporting persons"), to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Reporting persons are required by Commission regulations to furnish the Company with copies of all
Section 16(a) forms they file.

        To the Company's knowledge, based solely on a review of the copies of reports and amendments thereto on Forms 3, 4 and 5 furnished to the Company by reporting persons during, and with respect to, its fiscal year ended March 31, 1999, and on a review of written representations from reporting persons to the Company that no other reports were required to be filed for such fiscal year, all Section 16(a) filing requirements applicable to the Company's directors, executive officers and greater than ten percent beneficial owners during such period were satisfied in a timely manner, except that State Street Bank & Trust Company, Trustee for the Textron Master Trust, a shareholder which beneficially owns in excess of 10% of DII's common stock, failed to file one required report.

ITEM 11. EXECUTIVE COMPENSATION

        The tables and discussion below set forth information about the compensation awarded to, earned by or paid to DII's Chief Executive Officer and its four other most highly compensated executive officers during the fiscal years ended March 31, 1999, 1998 and 1997.


                           SUMMARY COMPENSATION TABLE


                                                                                  LONG TERM
                                                                                 COMPENSATION
                                                    ANNUAL COMPENSATION          ------------
                                       FISCAL      ----------------------     SHARES UNDERLYING
NAME AND PRINCIPAL POSITION             YEAR       SALARY           BONUS          OPTIONS(1)
---------------------------             ----       ------           -----          ----------
Nathan Hevrony ........................ 1999      $326,423         $391,625            --
Chief Executive Officer                 1998      $217,644(2)      $400,000       300,000
                                        1997      $185,000(2)            --            --

Timothy N. Burditt .................... 1999      $190,865         $247,925            --
 Executive Vice President,              1998      $141,592         $275,000        60,000
 Administration and Finance             1997      $120,000         $ 15,000            --

Earl A. Wearsch ....................... 1999      $179,962         $ 54,000
President  and General Manager          1998      $ 37,269               --       120,000
  of Decora                             1997            --               --            --

Rolf  J. Gemmersdorfer ................ 1999      $191,504               --       120,000(3)
President and Member of Hornschuch      1998            --               --            --
  Management Board                      1997            --               --            --

Richard A. DeCoste .................... 1999      $140,000         $  6,000            --
Director of Operations,                 1998      $140,000               --        50,000
   Decora, Incorporated                 1997      $125,000         $  5,000            --


---------------

(1) The option share totals reflect the one-for-five reverse stock split which was effective December 29, 1997.

(2) DII also paid the premium of $17,665 for term life insurance for the benefit of Mr. Hevrony.

(3) Of these options, 12,000 vested immediately upon grant, 48,000 will vest over a period of four years (12,000 per year), and the remaining 60,000 will vest upon the achievement of certain performance objectives over the course of four years.

EMPLOYMENT AGREEMENTS

DII has an employment agreement with Mr. Hevrony, its Chief Executive Officer, until May 31, 2000. The agreement was amended in January 1999 to provide for an annual salary of $375,000. In addition, Mr. Hevrony is entitled to receive an additional annual incentive bonus of up to $375,000 pursuant to the Company's Executive Incentive Plan if certain profit levels are achieved. The Executive Incentive Plan was adopted by the Compensation Committee of the Board of Directors in October 1998.

During fiscal year 1998, Mr. Hevrony was awarded a bonus of $350,000 for his role in the Hornschuch Acquisition; $87,500 of such amount was paid in fiscal 1998 and the remainder was paid in fiscal 1999. During fiscal 1999, Mr. Hevrony was also awarded a bonus of $391,625 for his role in the Rubbermaid Acquisition. Mr. Hevrony's employment agreement shall terminate upon breach of a material term of the agreement or upon the permanent disability of Mr. Hevrony. In the event of termination without cause (as defined in such agreement), Mr. Hevrony is entitled to receive compensation for the remainder of the term of the agreement (through May 31, 2000) and an additional 24-month period.

DII has an employment agreement with Mr. Burditt, its Executive Vice President, Administration and Finance, until June 30, 2001, which agreement was amended in January 1999 to provide minimum annual compensation in the amount of $210,000. In addition, Mr. Burditt is entitled to receive an additional annual incentive bonus of up to $157,500 pursuant to the Company's Executive Incentive Plan if certain profit levels are achieved. In fiscal year 1998, Mr. Burditt was awarded a bonus of $250,000 for his role in the Hornschuch Acquisition; $62,500 of such amount was paid in fiscal 1998 and the remainder was paid in fiscal 1999. During fiscal year 1999, Mr. Burditt was awarded a bonus of $247,925 for his role in the Rubbermaid Acquisition. Upon termination without cause, Mr. Burditt is entitled to receive any earned but unpaid bonuses on a pro-rata basis, plus compensation for the greater of twelve months from the date of termination or the remainder of the term.

DII has a three-year employment agreement with Mr. DeCoste, Decora's Director of Operations, until May 30, 2000 which provides for annual compensation of $140,000. Upon termination without cause, Mr. DeCoste is entitled to receive compensation for the lesser of twelve months or to the end of the term. As part of his employment agreement, Mr. DeCoste was granted an option to purchase 20,000 shares of DII common stock at $5.00 per share. All of such options are currently vested.

As of January 8, 1998, Decora entered into a three-year employment agreement with Mr. Wearsch, its President and General Manager, which agreement was amended in January 1999 to provide minimum annual compensation in the amount of $210,000. In addition, Mr. Wearsch is entitled to receive an additional annual incentive bonus of up to $157,500 pursuant to the Company's Executive Incentive Plan if certain profit levels are achieved. As part of the employment agreement, Mr. Wearsch was awarded an option to purchase 60,000 shares of DII common stock at $4.75 per share. During fiscal year 1999, Mr. Wearsch was awarded a bonus of $54,000 for his role in the Rubbermaid Acquisition. Upon termination without cause, Mr. Wearsch is entitled to receive compensation for twelve months from the date of termination. Upon the occurrence of certain "change of control" events, Mr. Wearsch shall be entitled to resign his position and receive compensation for twelve months following the resignation.

Hornschuch has a five year employment agreement with Mr. Gemmersdorfer which expires in July 2003. Pursuant to the agreement, Mr. Gemmersdorfer is the Chairman of Hornschuch's Management Board. The agreement provides for annual base compensation of DM 500,000 plus an annual bonus of up to DM 200,000 in 1999 and DM 250,000 in years 2000 through 2003. The actual amount of the bonus in any year depends on the achievement of certain enumerated budget targets. In the event that such budget targets are exceeded in any year, Mr. Gemmersdorfer will be entitled to receive for such year, in addition to the bonus described above, an additional bonus based on a formula, although the total combined bonus payments in any year shall not exceed the base compensation payable in such year. In case of premature termination of the employment agreement during the first three years, Mr. Gemmersdorfer will be entitled to remuneration in the maximum amount of two times his annual salary.

                OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 1999


                                                                                       Potential
                                                                              Realizable Value at Assumed
                                                                              Annual Rates of Stock Price
                             Individual Grants                               Appreciation for Option Term
         ------------------------------------------------------------------- ----------------------------
                                         % Total of
                         Number of        Options
                           Shares        Granted to
                         Underlying     Employees in
                          Options        the Fiscal     Exercise  Expiration
         Name             Granted           Year         Price       Date          5%             10%
         ----            ----------     ------------    --------  ----------    --------       --------
Rolf  J. Gemmersdorfer    120,000(1)        30.8%         $8.00   7/31/2003     $201,677       $501,172


------------------

(1) The options vest as follows: 12,000 vested immediately on the date of grant, 48,000 will vest over a period of four years (12,000 per year) and the remaining 60,000 will vest upon achievement of certain performance criteria over the course of four years.

                AGGREGATED MARCH 31, 1999 YEAR END OPTION VALUES


                               NUMBER OF SHARES UNDERLYING         VALUE OF UNEXERCISED
                                       UNEXERCISED                 IN-THE-MONEY OPTIONS
                              OPTIONS AT FISCAL YEAR END(1)       AT FISCAL YEAR END(2)
                             -----------     -------------    -----------     -------------
NAME                         EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                         -----------     -------------    -----------     -------------
Nathan Hevrony ...........     430,000          100,000         $335,000         $100,000

Timothy N. Burditt .......      65,000           20,000         $ 45,000         $ 20,000

Earl A. Wearsch ..........      80,000           40,000         $ 90,000         $ 45,000

Richard A. DeCoste .......      55,000           10,000         $ 40,000         $  5,000

Rolf J. Gemmersdorfer ....      12,000          108,000         $      0         $      0


---------------

(1) Option share totals reflect the one-for-five reverse stock split which was effective December 29, 1997.

(2) Value of unexercised in-the-money options was calculated using the closing sales price for DII's stock on March 31, 1999.

During the year ended March 31, 1999, none of the executive officers exercised any outstanding stock options. The only unexercised options held by such executive officers as of March 31, 1999 are shown in the table above.

COMPENSATION OF DIRECTORS

Effective April 1, 1999, directors are paid $20,000 per year. Directors may also receive stock options pursuant to a new stock option plan known as the Decora Industries, Inc. 1999 Stock Option Plan (the "Plan") which was adopted by the Board of Directors on June 8, 1999. The Plan, which remains subject to shareholder approval at the Company's 1999 annual meeting of stockholders, reserves for grant and issuance to employees, directors and consultants 1,000,000 shares of the Company's common stock. In addition, directors may also receive options by other grant by DII. DII reimburses directors for reasonable expenses incurred in connection with their attendance at meetings and other Company related functions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 21, 1999, certain information with respect to the common stock of DII which may be deemed to be beneficially owned by each stockholder who is known by DII to own more than 5% of the outstanding common stock, by each director of DII, each executive officer of DII named in
Item 11 and by all directors and executive officers of DII as a group. The share totals reflect a one-for-five reverse stock split which was effective December 29, 1997.


NAME AND                                                                         PERCENT
ADDRESS OF                                   COMMON        OTHER                    OF
BENEFICIAL OWNER(1)                           STOCK    SECURITIES(2)   TOTAL      CLASS
-------------------                           -----    -------------   -----      -----
State Street Bank & Trust                         0     1,818,447(3) 1,818,447    19.7%
Company, Trustee
Textron Master Trust
One Enterprise Drive
Master Trust C W6C
North Quincy, MA 02171


Robert W. Johnson, IV                       388,416(4)    385,000      773,416     9.9%
The Johnson Company
630 Fifth Avenue, Suite 1510
New York, NY 10111


Nathan Hevrony.....................         150,750       430,000      580,750     7.4%

Roger Grafftey-Smith...............          75,000       112,400      187,400     2.5%

Gabriel Thomas.....................               0       142,400      142,400     1.9%

Stephen H. Verchick................               0        75,000       75,000     1.0%

Ronald A. Artzer...................               0        70,000       70,000      (5)

Timothy N. Burditt.................           2,000        65,000       67,000      (5)

Earl A. Wearsch....................           1,000        80,000       81,000     1.1%

Rolf J. Gemmersdorfer..............               0        12,000       12,000      (5)

Richard A. DeCoste.................           4,000        55,000       59,000      (5)

All directors and executive
officers as a  group, including
the named persons (10 persons)....          232,750     1,041,800    1,274,550    15.1%


-----------

(1) Unless otherwise indicated, each person included in the table has sole investment power and sole voting power with respect to the securities beneficially owned. The address of each director and officer listed is 1 Mill Street, Fort Edward, New York 12828.

(2) The amounts shown reflect shares of common stock underlying stock options, convertible notes or warrants which are exercisable within 60 days. The amounts shown do not reflect a total of 360,000 shares of common stock underlying options granted, effective as of May 1, 1999, by the Board of Directors under the Decora Industries, Inc. 1999 Stock Option Plan to the following persons: Ronald Artzer (25,000); Roger Grafftey-Smith (25,000); Gabriel Thomas (25,000); Stephen Verchick (25,000); Nathan Hevrony (150,000); Timothy Burditt (55,000) and Earl Wearsch (55,000). These options are not included in the beneficial ownership table because their grant is contingent upon approval of the Decora Industries, Inc. 1999 Stock Option Plan by the Company's stockholders.

(3) The amount shown reflects common stock issuable upon exercise of warrants and conversion of preferred stock underlying warrants. These warrants were issued in connection with an $18,000,000 subordinated loan from Textron Master Trust ("Textron") to the Company which was paid in full on April 29, 1998. So long as any of the warrants are outstanding, Textron shall have the right to nominate one person to the Company's Board of Directors. Textron nominated Richard A. Watson, who served as a member of the Board of Directors until his resignation on May 5, 1998 following the repayment of the Textron loan. To date, Textron has exercised this right only during the period that the Textron loan was outstanding.

(4) Mr. Johnson disclaims beneficial interest in 27,000 shares which are held by trusts for which he is a trustee.

(5) Each of these persons owns less than 1% of the outstanding common stock of DII.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On June 8, 1999, the Board of Directors of the Company approved, subject to the approval of the Company's stockholders at the Company's 1999 annual meeting of stockholders, the Decora Industries, Inc. 1999 Stock Option Plan (the "Plan"). The Plan reserves for grant and issuance to employees, directors and consultants 1,000,000 shares of the Company's common stock. Simultaneously with its approval of the Plan, the Board of Directors approved the issuance under the Plan, effective May 1, 1999, of options to directors and executive officers as follows: Ronald Artzer (25,000); Roger Grafftey-Smith (25,000); Gabriel Thomas (25,000); Stephen Verchick (25,000); Nathan Hevrony (150,000); Timothy Burditt (55,000) and Earl Wearsch (55,000).

        On August 1, 1998, the Board of Directors granted to Rolf J. Gemmersdorfer (i) an option to purchase 60,000 shares of common stock at an exercise price of $8.00 per share, with 12,000 options immediately vesting and 12,000 options to vest on August 1 of each of the next four years, and (ii) an option to purchase up to an additional 60,000 shares of common stock at an exercise price of $8.00 per share depending on achievement of certain performance targets in 1999 through 2002. All such options granted have an exercise price which was either equal to or greater than the market price of DII's common stock on the date of grant. All such options are exercisable until the first to occur of July 31, 2003 or the third anniversary of such vesting.

        On April 29, 1998, as part of a refinancing associated with the Rubbermaid Acquisition, the Company paid off in full an $18,000,000 subordinated loan to Textron Master Trust. In connection with that loan, Textron was issued warrants in October 1997 which upon exercise will enable it to purchase up to 1,818,447, or approximately 19.7%, of the outstanding common stock of the Company.



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

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1 Stock Purchase Agreement by and between Baden-Wurttenbergische Bank AG and Newco dated as of September 3, 1997, as amended.(12)

2.2 Stock Purchase Agreement by and between der Kunz Holding GmbH & Co. KG and Newco dated as of August 18, 1997, as amended.(12)

2.3 Asset Purchase Agreement dated as of March 30, 1998, by and between Rubbermaid Incorporated and Rubbermaid Specialty Products, Inc., on the one hand, and Decora Industries, Inc. and Decora, Incorporated, on the other hand.(13)

(3) Articles of Incorporation and By-Laws

3.1     Certificate of Incorporation of DII filed on January 28, 1992. (3)

3.2 Amendment No. 1 to DII's Certificate of Incorporation filed on November 2, 1993. (16)

3.3 Certificate of Designation of Series A Preferred Stock of Decora Industries, Inc. dated September 26, 1997. (12)

3.4 Amendment No. 2 to DII's Certificate of Incorporation filed on December 29, 1997. (16)

3.5 Amendment No. 3 to DII's Certificate of Incorporation filed on December 29, 1997. (16)

3.6     By-laws of DII. (3)


(4) Instruments Defining the Rights of Security Holders

4.1     Certificate of Incorporation and By-laws (see Exhibits 3.1-3.6).

4.2     Form of Specimen Certificate. (15)

4.3 Form of Indenture dated as of April 29, 1998 among Decora Industries, Inc. as Issuer, Decora, Incorporated, Subsidiary Guarantors, and United States Trust Company of New York as Trustee. (15)

4.4 Form of 11% Senior Secured Notes due 2005 issued under Indenture dated as of April 29, 1998 (included as Exhibit A to Indenture). (15)

4.5 Form of Series B 11% Senior Secured Notes due 2005 issuable under Indenture dated as of April 29, 1998 (included as Exhibit B to Indenture). (15)

4.6 Form of Guarantee of Decora, Incorporated dated as of April 29 1998 (included as Exhibit G to Indenture). (15)

4.7 Form of Registration Rights Agreement dated as of April 29, 1998 among Lazard Freres & Co. LLC, Decora Industries, Inc. and Decora, Incorporated. (15)

(10) Material Contracts

10.1 Management Agreement dated as of April 18, 1990 by and between Utilitech and Decora, Incorporated.(1)

10.2 Option Agreement dated as of January 7, 1992, by and between Utilitech, Incorporated and Nathan Hevrony. (2)

10.3 Option Agreement dated as of January 7, 1992, by and between Utilitech, Incorporated and Roger Grafftey-Smith.(2)

10.4 Option Agreement dated as of January 7, 1992, by and between Utilitech, Incorporated and Gabriel Thomas. (2)

10.5 Note and Warrant Purchase Agreement by and between Decora Industries, Inc. and Robert W. Johnson IV, dated November 3, 1992. (3)

10.6 Series A Warrant to Purchase Common Stock of Decora Industries, Inc., dated November 3, 1992 issued to Robert W. Johnson IV. (3)

10.7 Series B Warrant to Purchase Common Stock of Decora Industries, Inc., dated November 3, 1992 issued to Robert W. Johnson IV. (3)

10.8 Form of Option Agreement dated as of January 11, 1993, by and between Richard A. DeCoste and the Company.(4)

10.9 Promissory Note in the amount of $6,000,000 dated as of July 20, 1994 by and between Decora Industries, Inc. as borrower and Decora, Incorporated as lender.(5)

10.10 Form of Option Agreement dated as of July 5, 1994 by and between Decora Industries, Inc. and Stephen Verchick.(5)

10.11 Form of Option Agreement dated as of July 5, 1994 by and between Decora Industries, Inc. and Ronald Artzer.(5)

10.12 Form of Option Agreement dated as of August 15, 1994 by and between Decora Industries, Inc. and Nathan Hevrony.(6)

10.13 Option Agreement dated July 6, 1995 by and between Gabriel Thomas and Decora Industries, Inc.(7)

10.14 Amended and Restated Note and Warrant Purchase Agreement by and between Decora Industries, Inc. and Johnson.(8)

10.15   Series C Warrant to Purchase Common Stock of Decora Industries, Inc.(8)

10.16 Form of Exchange Agreement dated March 31, 1996 by and among Decora, Incorporated, CIGNA Mezzanine Partners, Inc., CIGNA Property and Casualty and Insurance Company of North America.(9)

10.17 Form of Employment Agreement dated as of June 1, 1997 by and between Decora Industries, Inc. and Nathan Hevrony.(10)

10.18 Form of Employment Agreement dated as of June 1, 1997 by and between Decora, Incorporated and Richard DeCoste.(11)

10.19 Form of Employment Agreement dated as of June 1, 1997 by and between Decora Industries, Inc. and Timothy N. Burditt.(11)

10.20 Certificate of Designation of Series A Preferred Stock of Decora Industries, Inc. dated September 26, 1997(12)

10.21 Note and Warrant Purchase Agreement dated as of September 26, 1997 among Decora, Incorporated, Decora Industries, Inc., Dorrance Street Capital Advisors, LLC and Textron Master Trust.(12)

10.22 Common Warrant Certificate with respect to 2,136,534 shares of Decora Industries, Inc., Common Stock, dated September 29, 1997 issued by Decora Industries, Inc. to Textron Master Trust.(12)

10.23 Preferred Warrant Certificate with respect to 69,557 shares of Decora Industries, Inc. Series A Stock, dated September 29, 1997 issued by Decora Industries, Inc. to Textron Master Trust.(12)

10.24 Contingent Common Warrant Certificate with respect to an indeterminate number of shares of Decora Industries, Inc. Common Stock, dated September 29, 1997 issued by Decora Industries, Inc. to Purchaser.(12)

10.25 Credit and Reimbursement Agreement Modification Agreement No. 2 dated September 26, 1997 by and between the Borrower and Fleet Bank in connection with a letter of credit issued by Fleet Bank in favor of Mellon Bank, FSB, as Trustee, concerning the issuance of $2,460,000 industrial revenue development bond.(12)

10.26 Promissory Note in the amount of $15,207,000 dated September 30, 1997 by Decora Industries, Inc. to Decora, Incorporated.(12)

10.27 Loan Agreement dated September 29, 1997 among Decora Industries Deutschland GmbH, Decora Industries, Inc. and Dresdner Bank AG (12)

10.28 Form of Notarial Deed dated as of April 28, 1998 between Decora Industries, Inc. and United States Trust Company of New York relating to pledge of shares of Decora Industries Deutschland GmbH ("German Pledge Agreement"). (15)

10.29 Form of Guarantor Pledge Agreement dated as of April 29, 1998 between Decora Industries, Inc. and United States Trust Company of New York.
        (15)

10.30 Form of Amendment to German Pledge Agreement dated as of April 29, 1998 between Decora Industries, Inc. and United States Trust Company of New York. (15)

10.31 Form of Loan Agreement dated as of April 28, 1998 between Decora, Incorporated and Konrad Hornschuch AG. (15)

10.32 Form of Security Agreement dated as of April 29, 1998 between Decora, Incorporated and Konrad Hornschuch AG. (15)

10.33 Form of Restated Revolving Promissory Note dated as of April 29, 1998 by Decora, Incorporated in favor of Fleet National Bank in the principal amount of $15,000,000. (15)

10.34 Form of Restated Secured Revolving Line of Credit Agreement dated as of April 29, 1998 between Decora, Incorporated and Fleet National Bank.
        (15)

10.35 Form of Credit and Reimbursement Agreement Modification Agreement No. 3 dated as of April 29, 1998 between Decora, Incorporated and Fleet National Bank. (15)

10.36 Form of Mortgage Modification and Consolidation Agreement dated as of April 29, 1998 between Decora, Incorporated and Fleet National Bank.
        (15)

10.37 Form of Mortgage dated as of April 29, 1998 between Decora, Incorporated and Fleet National Bank securing principal indebtedness in the amount of $2,497,000. (15)

10.38 Form of Mortgage dated as of April 29, 1998 between Decora, Incorporated and Fleet National Bank securing principal indebtedness in the amount of $499,000. (15)

10.39 Form of Restated Security Agreement dated as of April 29, 1998 between Decora, Incorporated and Fleet National Bank. (15)

10.40 Form of Environmental Compliance and Indemnification Agreement dated as of April 29, 1998 between Decora, Incorporated and Fleet National Bank.
        (15)

10.41 Form of Option Agreement dated as of January 8, 1998, by and between Decora Industries, Inc. and Earl A. Wearsch. (15)

10.42 Form of Option Agreement dated as of February 19, 1998, by and between Decora Industries, Inc. and Nathan Hevrony. (15)

10.43 Form of Option Agreement dated as of February 19, 1998, by and between Decora Industries, Inc. and Timothy N. Burditt. (15)

10.44 Form of Option Agreement dated as of February 19, 1998, by and between Decora Industries, Inc. and Richard DeCoste. (15)

10.45 Form of Option Agreement dated as of February 19, 1998, by and between Decora Industries, Inc. and Earl A. Wearsch. (15)

10.46 Form of Option Agreement dated as of February 19, 1998, by and between Decora Industries, Inc. and each of its non-employee directors (Messrs. Artzer, Grafftey-Smith, Thomas and Verchick, respectively).(15)

10.47 Form of Option Agreement dated as of June 1, 1997, by and between Decora Industries, Inc. and Richard DeCoste. (15)

10.48 Form of Official Statement of Counties of Warren and Washington, New York, Industrial Development Agency $2,460,000 Tax-exempt Industrial Development Revenue Bonds (Decora, Incorporated Project), Series 1996.
        (14)

10.49 Form of Payment and Deferral Agreement dated as of July 9, 1998 by and among Decora, Incorporated, Decora Industries, Inc. and each of the Holders identified and listed on Schedule A attached thereto. (17)

10.50   Form of Option Agreement dated as of August 1, 1998, by and between Rolf
        J. Gemmersdorfer and Decora Industries, Inc. (17)

10.51 Form of Employment Agreement dated July 18, 1998 between Konrad Hornschuch AG and Rolf J. Gemmersdorfer.

10.52   Decora Industries, Inc. Executive Compensation Plan.

(21) Subsidiaries of the Registrant

21.1    Subsidiaries of Decora Industries, Inc. (16)

(27) Financial Data Schedule

         27.1    Financial Data Schedule.


Notes:

(1) Previously filed as Exhibits to the Company's Report on Form 8-K dated April 18, 1990.

(2) Previously filed as Exhibits to the Company's Report on Form 10-K for the fiscal year ended March 31, 1992.

(3) Previously filed as Exhibits to the Company's Report on Form 8-K dated November 5, 1992.

(4) Previously filed as Exhibit to the Company's Report on Form 10-K for the fiscal year ended March 31, 1993.

(5) Previously filed as Exhibit to the Company's Report on Form 10-K for the fiscal year ended March 31, 1994.

(6) Previously filed as Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1994.

(7) Previously filed as Exhibit to the Company's Report on Form 10-K for the fiscal year ended March 31, 1995.

(8) Previously filed as Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1995.

(9) Previously filed as Exhibit to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996.

(10) Previously filed as Exhibit to the Company's Report on Form 10-K for the fiscal year ended March 31, 1997.

(11) Previously filed as Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

(12) Previously filed as Exhibit to the Company's Report on Form 8-K dated October 1, 1997.

(13) Previously filed as Exhibit to the Company's Report on Form 8-K dated March 31, 1998.

(14) Previously filed as Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1996.

(15) Previously filed as Exhibit to the Company's report on Form 10-K for the fiscal year ended March 31, 1998.

(16) Previously filed as Exhibit to the Company's Registration Statement No. 333-58989 on Form S-4 as originally filed on July 13, 1998.

(17) Previously filed as Exhibit to Amendment No. 1 of the Company's Registration Statement No. 333-58989 on Form S-4 as filed on September 4, 1998.

(b)     REPORTS ON FORM 8-K

1. No reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF 15(d) THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     DECORA INDUSTRIES, INC.


Date: June 28, 1999                  By: /s/ Nathan Hevrony
                                         ------------------------------
                                          Nathan Hevrony
                                          Chief Executive Officer

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


        Signature                            Title                        Date
        ---------                            -----                        ----
/s/ Roger Grafftey-Smith                Director                      June 28, 1999
-------------------------------
  Roger Grafftey-Smith


/s/ Gabriel Thomas                      Director                      June 28, 1999
-------------------------------
   Gabriel Thomas


/s/ Nathan Hevrony                      Chief Executive Officer       June 28, 1999
-------------------------------         and Director (Principal
   Nathan Hevrony                       Executive Officer)


/s/ Stephen H. Verchick                 Director                      June 28, 1999
-------------------------------
   Stephen H. Verchick


/s/ Ronald A. Artzer                    Director                      June 28, 1999
-------------------------------
   Ronald A. Artzer


/s/ Timothy N. Burditt                  Executive Vice President,     June 28, 1999
-------------------------------         Administration
   Timothy N. Burditt                   (Principal Financial and
                                        Accounting Officer)

                             DECORA INDUSTRIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE



Financial Statements                                                        Page
                                                                            ----
The following Consolidated Financial Statements
     of Decora Industries, Inc. and Report of Independent
     Accountants are filed as part of this report:

Report of Independent Accountants                                            F-2

Consolidated Balance Sheets as of March 31, 1999 and 1998                    F-3

Consolidated Statements of Income for the Years
     Ended March 31, 1999, 1998 and 1997                                     F-5

Consolidated Statements of Cash Flows for the Years
     Ended March 31, 1999, 1998 and 1997                                     F-6

Consolidated Statements of Changes in Shareholders' Equity for the
     Years Ended March 31, 1999, 1998 and 1997                               F-7

Notes to Consolidated Financial Statements                                   F-8



Financial Statement Schedule for the three years ended March 31, 1999

Schedule II - Valuation and Qualifying Accounts                              F-33

                         REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Decora Industries, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Decora Industries, Inc. and its subsidiaries at March 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

New York, New York
June 2, 1999

DECORA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
Amounts in 000's (except share data)
--------------------------------------------------------------------------------


                                                            MARCH 31,
                                                       1999            1998
ASSETS

Current assets:
  Cash and cash equivalents                          $  6,158        $  1,682
  Restricted cash                                         504             125
  Accounts receivable, less allowance for
    doubtful accounts of $2,479 and $2,148 at
    March 31, 1999 and 1998, respectively              26,826          26,049
  Inventories                                          42,676          26,964
  Deferred income taxes                                    --           1,913
  Prepaid expenses and other current assets             1,811           1,481
                                                     --------        --------

      Total current assets                             77,975          58,214

Property and equipment, net                            54,341          44,152

Goodwill and other intangibles, net                    78,081          22,478

Deferred income taxes                                   3,769           3,787

Deferred financing costs, net                           4,171             511

Other assets                                            2,402           2,074
                                                     --------        --------

      Total assets                                   $220,739        $131,216
                                                     ========        ========


          See accompanying notes to consolidated financial statements.

DECORA INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
Amounts in 000's (except share data)
--------------------------------------------------------------------------------



                                                                               MARCH 31,
                                                                        1999              1998
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $  11,547         $   9,577
  Accrued liabilities                                                   12,438            15,661
  Accrued interest                                                       5,293             1,443
  Current portion of long-term debt                                      9,467            10,472
  Deferred income taxes                                                    242                --
  Other current liabilities                                              4,331             4,928
                                                                     ---------         ---------

      Total current liabilities                                         43,318            42,081

Long-term debt                                                         140,562            50,644

Pension obligation                                                      14,634            13,424
                                                                     ---------         ---------
      Total liabilities                                                198,514           106,149
                                                                     ---------         ---------

Minority interest in subsidiary                                          3,360             6,978
                                                                     ---------         ---------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000 shares authorized,
    none issued                                                             --                --
  Common stock, $.01 par value; 20,000 shares
    authorized; 7,342 and 7,331 shares issued and outstanding
    at March 31, 1999 and 1998, respectively                                73                73
  Additional paid-in capital                                            33,634            33,775
  Accumulated deficit                                                  (13,307)          (14,984)
  Cumulative translation adjustment                                       (918)             (775)
  Additional minimum pension liability                                    (617)               --
                                                                     ---------         ---------

      Total shareholders' equity                                        18,865            18,089
                                                                     ---------         ---------

Commitments and contingencies                                               --                --
                                                                     ---------         ---------

      Total liabilities and shareholders' equity                     $ 220,739         $ 131,216
                                                                     =========         =========



          See accompanying notes to consolidated financial statements.

DECORA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
Amounts in 000's (except per share data)
--------------------------------------------------------------------------------



                                                                        YEAR ENDED MARCH 31,
                                                                 1999             1998             1997
Net sales                                                     $ 176,577         $  98,407        $  41,082

Cost of goods sold                                              113,168            68,220           30,503
                                                              ---------         ---------        ---------

Gross profit                                                     63,409            30,187           10,579

Selling, general and administrative expenses                     41,849            17,677            5,853

Non-recurring charges                                                --             1,461               --
                                                              ---------         ---------        ---------

Operating income                                                 21,560            11,049            4,726

Interest expense, net                                            14,085             3,829            2,319
                                                              ---------         ---------        ---------

Income before income taxes,
  minority interest and extraordinary item                        7,475             7,220            2,407

Income tax provision (benefit)                                    3,230             3,278           (1,159)
                                                              ---------         ---------        ---------

Income before minority interest and extraordinary item            4,245             3,942            3,566

Minority interest in earnings of subsidiary                         549             1,212               --
                                                              ---------         ---------        ---------

Income before extraordinary item                                  3,696             2,730            3,566

Extraordinary item, net of income taxes                          (2,019)               --               --
                                                              ---------         ---------        ---------

Net income                                                    $   1,677         $   2,730        $   3,566
                                                              =========         =========        =========

Per share of common stock:

Income before extraordinary item
  Basic                                                       $     .50         $     .38        $     .51
  Diluted                                                           .44               .35              .46

Extraordinary item
  Basic                                                            (.27)               --               --
  Diluted                                                          (.24)               --               --

Net income
  Basic                                                             .23               .38              .51
  Diluted                                                           .20               .35              .46



          See accompanying notes to consolidated financial statements.

DECORA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in 000's
--------------------------------------------------------------------------------






                                                                      YEAR ENDED MARCH 31,
                                                              1999              1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $   1,677         $   2,730         $   3,566
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Extraordinary item, net of income taxes                    2,019                --                --
    Depreciation and amortization                              8,492             5,534             2,444
    Amortization of debt discount and fees                       989                --                --
    Minority interest in earnings of subsidiary                  549             1,212                --
    Provision for doubtful notes receivable                       --               789                --
    Loss on disposal of property and equipment                    --                98                --
    Deferred income tax provision (benefit)                    1,782             3,284            (1,327)
    Net changes in current assets and liabilities             (7,939)            2,267            (1,601)
    Other, net                                                (1,427)           (1,133)               --
                                                           ---------         ---------         ---------

Net cash provided by operating activities                      6,142            14,781             3,082
                                                           ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Rubbermaid Acquisition                                     (66,038)               --                --
  Acquisition of Hornschuch shares                            (5,772)          (37,899)               --
  Acquisition of Tarkett assets                               (1,549)               --                --
  Reductions in notes receivable                                 304               406               290
  Purchase of property and equipment                          (8,693)           (1,778)             (489)
                                                           ---------         ---------         ---------

Net cash used in investing activities                        (81,748)          (39,271)             (199)
                                                           ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                 117,813            39,205             5,814
  Repayment of long-term debt                                (29,572)           (6,011)           (8,362)
  Decrease in short-term borrowings                             (491)           (7,216)               --
  Proceeds from exercise of warrants                              --                63                30
  Proceeds from issuance of common stock                          --               750                --
  Payment of warrant exchange obligation                        (200)               --                --
  Payment of debt penalties and fees                          (6,957)             (771)             (310)
                                                           ---------         ---------         ---------

Net cash provided by (used in) financing activities           80,593            26,020            (2,828)
                                                           ---------         ---------         ---------

Effect of exchange rate fluctuations on
  cash and cash equivalents                                     (132)               34                --
                                                           ---------         ---------         ---------

Net increase in cash and cash equivalents                      4,855             1,564                55
Cash and cash equivalents at beginning of year                 1,807               243               188
                                                           ---------         ---------         ---------
Cash and cash equivalents at end of year                   $   6,662         $   1,807         $     243
                                                           =========         =========         =========



          See accompanying notes to consolidated financial statements.

DECORA INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Amounts in 000's
--------------------------------------------------------------------------------



                                                                                                       ACCUMULATED           NON-
                                               COMMON STOCK                                            OTHER NON-       SHAREHOLDER
                                         ------------------------      ADDITIONAL       ACCUMU-        SHAREHOLDER       CHANGES IN
                                                           PAR          PAID-IN          LATED          CHANGES          EQUITY FOR
                                           SHARES         VALUE         CAPITAL         DEFICIT        IN EQUITY          THE YEAR
Balance at March 31, 1996                   6,886        $     69       $ 31,350       $(21,280)        $     --         $     --

  Warrants exercised                            8              --             30             --               --               --
  Common shares issued in
    warrant exchange                          200               2            766             --               --               --
  Non-shareholder changes in equity:
     Net income                                --              --             --          3,566               --            3,566
                                         --------        --------       --------       --------         --------         --------

Balance at March 31, 1997                   7,094              71         32,146        (17,714)              --            3,566
                                                                                                                         ========
  Common shares issued in
    private placement                         187               2            748             --               --               --
  Allocable detachable warrants
    issued with debt                           --              --            818             --               --               --
  Warrants exercised                           50              --             63             --               --               --
  Non-shareholder changes in equity:
     Net income                                --              --             --          2,730               --            2,730
     Cumulative translation
       adjustment                              --              --             --             --             (775)            (775)
                                         --------        --------       --------       --------         --------         --------

Balance at March 31, 1998                   7,331              73         33,775        (14,984)            (775)           1,955
                                                                                                                         ========
  Common shares issued to
    settle litigation                          10              --             52             --               --               --
  Common shares issued for services             1              --              7             --               --               --
  Payment of warrant exchange
    obligation                                 --              --           (200)            --               --               --
  Non-shareholder changes in equity:
     Net income                                --              --             --          1,677               --            1,677
     Cumulative translation
       adjustment                              --              --             --             --             (143)            (143)
     Additional minimum pension
       liability                               --              --             --             --             (617)            (617)
                                         --------        --------       --------       --------         --------         --------

Balance at March 31, 1999                   7,342        $     73       $ 33,634       $(13,307)        $ (1,535)        $    917
                                         ========        ========       ========       ========         ========         ========



          See accompanying notes to consolidated financial statements.

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


1.      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Decora Industries, Inc. ("DII" and, together with its subsidiaries, the "Company") is a leading manufacturer and marketer of self-adhesive consumer decorative and surface coverings and other specialty industrial products. The Company is a holding company and operates primarily through two subsidiaries, Decora, Incorporated ("Decora"), a wholly-owned subsidiary based in the U.S., and Konrad Hornschuch AG ("Hornschuch"), which is based in Germany and 90% owned by Decora Industries Deutschland GmbH ("DI Deutschland"), which, in turn, is wholly-owned by DII. Hornschuch's results have been included since its acquisition on October 1, 1997 (see Note 2). The Company's principal products are sold under the Con-Tact and d-c-fix brands. The Company operates in two business segments, consumer and industrial.

        BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

        REVERSE STOCK SPLIT

        In December 1997, the Company's shareholders approved a one-for-five reverse stock split which was effective December 29, 1997. The presentations of common shares and per share amounts have been restated, as appropriate, to reflect the reverse stock split.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair values of cash, accounts receivable, accounts payable and accrued expenses approximate their carrying values. Financial instruments, when acquired, are held for purposes other than trading.

        The fair value of the Company's senior secured notes has been determined based upon current market rates (see Note 7). The balance of the Company's debt, in combination with interest rate swap agreements, bears current market rates of interest or is payable on demand. Accordingly, the carrying amount is considered a reasonable approximation of fair value.

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

        REVENUES AND RECEIVABLES

        Sales are recognized when products are shipped. Returns are accounted for on the accrual basis. The Company's receivables are generally concentrated from customers in the U.S. and Europe. A portion of the sales made outside of Germany are covered by confirmed letters of credit or credit insurance. The Company does not generally require collateral for sales made within the United States.

        INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out method) or market.

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



        PROPERTY AND EQUIPMENT

        Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five to fifty years.

        GOODWILL AND OTHER INTANGIBLES

        The excess of the aggregate purchase price over the fair values of the net assets of businesses and product lines acquired has been recorded as goodwill and is being amortized on the straight-line method over forty years. Other intangibles are amortized over periods ranging from three to forty years.

        LONG-LIVED ASSETS

        The Company assesses impairment losses to be recorded on long-lived assets when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. No impairment charges were required for fiscal 1999, 1998 or 1997.

        NET INCOME PER SHARE

        Effective fiscal 1998, net income per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Under SFAS No. 128, the Company is required to report both basic net income per share based on the weighted average number of common shares outstanding and diluted net income per share based on the weighted average number of common shares outstanding plus all potentially dilutive common shares issuable. Net income per share calculations for fiscal 1999, 1998 and 1997 are presented in Note 12.

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

        RESEARCH AND DEVELOPMENT

        Research and development costs related to both present and future products are expensed as incurred and amounted to $2,532,000, $1,024,000 and $216,000 in fiscal 1999, 1998 and 1997, respectively.

        STOCK-BASED COMPENSATION

        The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (see Note 9).

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



        FOREIGN CURRENCY

        The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of shareholders' equity. Exchange rate gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of shareholders' equity. Foreign currency transaction gains and losses, which historically have been immaterial, are included in net income. In addition, the Company also will occasionally enter into foreign currency hedges.

        USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues, costs and expenses during the reporting period. Actual results may differ from those estimates.

        RECLASSIFICATIONS

        Certain reclassifications have been made to prior years' amounts to conform to the current year presentation.


2.      ACQUISITIONS

        HORNSCHUCH ACQUISITION

        On October 1, 1997, the Company acquired 73.2% of the voting stock (the "Shares") of Hornschuch through a newly formed subsidiary, DI Deutschland. The Shares and other intangible assets were acquired directly from Hornschuch's two largest shareholders (the "Hornschuch Acquisition") in private transactions for total consideration of DM 61,582,280, or approximately $35,000,000. Since October 1, 1997, the Company has increased its ownership to approximately 90% through open market purchases and the completion of a tender offer in March 1999.

        The purchase of the Shares and other intangible assets was funded by a combination of debt and equity, including a loan (secured by the Shares) of approximately $21,205,000 to DI Deutschland from a German bank (the "Bank Loan"), a subordinated loan of $18,000,000 in the United States (the "Subordinated Loan") provided by a pension fund (the "Pension Fund") and a private placement of the Company's common stock in the amount of $750,000. The Pension Fund was also granted Series A warrants which are currently exercisable for the purchase of 1,818,000 shares of common stock of the Company at an exercise price of $5.00 per share. The total amount raised was sufficient to fund the purchase of the other intangible assets and up to 75% of the shares of Hornschuch, repay an existing subordinated debt of $2.9 million and pay a portion of the $2.8 million in closing costs associated with the transaction.

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



        The aggregate cost of Hornschuch shares and other intangible assets acquired through March 31, 1999 of approximately $44.6 million (including closing costs of approximately $2.8 million) has been allocated as of the respective acquisition dates to the assets acquired and the liabilities assumed as follows:




         Cash                                 $    889
         Accounts receivable                    18,886
         Inventories                            21,436
         Other current assets                    1,072
         Property, plant and equipment          44,319
         Notes receivable                          371
         Goodwill and other intangibles         13,807
         Deferred income taxes                   3,400
         Other non-current assets                  278
         Accounts payable                       (4,976)
         Accrued liabilities                   (12,935)
         Other current liabilities              (7,475)
         Debt                                  (18,696)
         Pension obligation                    (14,332)
         Minority interest                      (1,483)


        RUBBERMAID DECORATIVE COVERINGS GROUP ACQUISITION

        On April 29, 1998, the Company acquired certain assets, which had constituted Rubbermaid's Decorative Coverings Group (the "DCG"), for an initial purchase price (subject to a purchase price contingency of $2.5 million based upon calendar 1998 DCG sales levels) of approximately $62.5 million (the "Rubbermaid Acquisition"). Based upon final 1998 calendar sales of the DCG, the purchase price was adjusted downward to approximately $60.5 million.

        The assets acquired included inventory, manufacturing equipment, tradenames (including the Con-Tact trademark) and all other rights to three product lines: (i) the Con-Tact self-adhesive coverings line that was manufactured exclusively for Rubbermaid by Decora, (ii) Shelf Liner, a proprietary product line that was manufactured by Rubbermaid, and
        (iii) the Grip Liner non-adhesive covering line which is manufactured by a third party pursuant to the terms of an exclusive manufacturing agreement.

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



        The acquisition cost for the DCG of approximately $66.0 million (final purchase price of $60.5 million, adjusted for acquisition related closing costs of approximately $4.3 million and costs of $2.7 million related to the relocation/installation of the Shelf Liner equipment acquired, less amounts related to transition services of $1.5 million paid to Rubbermaid) was allocated to the assets acquired and liabilities assumed as follows:


         Inventory                       $  7,000,000
         Property and equipment             3,690,000

         Intangible assets:
           Con-Tact tradename              20,300,000
           Customer relationships          27,400,000
           Goodwill                         8,567,000

         Accrued liabilities                 (919,000)
                                         ------------
                                         $ 66,038,000
                                         ============



        In order to finance the Rubbermaid Acquisition and to improve its capital structure, the Company issued $112,750,000 of 11.0% senior secured notes (the "Notes"). The Notes were issued with an original issue discount of $2,664,000 with interest payable semi-annually and no principal payments required prior to maturity on May 1, 2005. In addition, Hornschuch borrowed under its secured credit facilities approximately $10.0 million. Of the total amount raised, approximately $60,800,000 (includes approximately $300,000 of accrued interest) was paid to Rubbermaid, approximately $32,100,000 was used to refinance existing debt and related fees (including an $18.0 million 13% subordinated loan (the "Subordinated Loan") which had been used to finance the Hornschuch Acquisition), approximately $5,800,000 was used to acquire additional Hornschuch shares (which increased DI Deutschland's ownership from 76% to 90%) and approximately $8,800,000 was used to pay acquisition and financing related transaction fees and expenses. The remaining net proceeds are being used to finance the acquisition of the remaining 10% equity interest in Hornschuch and for general corporate purposes, including working capital requirements. At the same time Decora entered into a three year, $15.0 million secured revolving line of credit (the "Credit Facility"). Its availability is based on a factor of the amount of Decora's accounts receivable and inventory. As of March 31, 1999, the Credit Facility had not been utilized.

        Direct financing transaction costs incurred of approximately $4.7 million were deferred and are being amortized, using the effective interest rate method, over the term of the respective financings.

        The results for fiscal 1999 were also impacted by a one-time non-cash charge of approximately $800,000 for the step-up in basis of certain DCG inventory acquired in the Rubbermaid Acquisition. This charge related primarily to inventory sold by Decora to Rubbermaid prior to the Rubbermaid Acquisition. Pursuant to purchase accounting, the manufacturer's profit related to such inventory must be reflected in the inventory basis upon the sale of such inventory.

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



        TARKETT ACQUISITION

        In November 1998, Hornschuch acquired certain assets from Tarkett Folien GmbH and Co. KG, including a customer list and inventory, for approximately $1.5 million.

        PRO FORMA RESULTS

        The accompanying Consolidated Statements of Income include the results of Hornschuch since October 1, 1997. Unaudited pro forma consolidated operating results for the years ended March 31, 1998 and 1997, assuming the Hornschuch Acquisition had been made as of April 1, 1996 are summarized below. The income statements of Hornschuch for the fiscal years ended March 31, 1998 and 1997 were translated at DM 1.7347 per dollar and DM 1.5080 per dollar, respectively (000's, except per share amounts).

                                                               UNAUDITED
                                                    ------------------------------
                                                               YEAR ENDED
                                                                MARCH 31,
                                                       1998                1997
         Net sales                                  $   158,199        $   175,061
         Net income                                       2,415              2,113
         Basic net income per common share                  .33                .30
         Diluted net income per common share                .31                .27


        These pro forma results have been prepared for comparative purposes only and include adjust-ments as a result of applying purchase accounting and conversion to generally accepted accounting principles in the United States, such as depreciation expense due to the step-up in the basis of property and equipment, goodwill amortization and increased interest on the Hornschuch Acquisition debt. The pro forma amounts are not necessarily indicative of the operating results that would have occurred had the acquisition had taken place on the aforementioned date or of future results of operations of the consolidated entities.

        The Rubbermaid Acquisition was an acquisition of product lines for which separate financial statements were not maintained by Rubbermaid; therefore, pro forma unaudited consolidated operating results reflecting the Rubbermaid Acquisition had it occurred prior to April 29, 1998 are not presented.

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



3.      INVENTORIES

        Inventories consist of (000's):


                                        MARCH 31,
                                   1999           1998
         Raw materials          $ 8,018        $ 7,335
         Work-in-process          8,832          4,634
         Finished goods          25,826         14,995
                                -------        -------
                                $42,676        $26,964
                                =======        =======



4.      PROPERTY AND EQUIPMENT

        Property and equipment consists of (000's except useful life data):


                                                  USEFUL                 MARCH 31,
                                                   LIFE            1999             1998
         Land                                                    $  3,746         $  3,412
         Buildings                                 20-50           18,300           13,956
         Machinery and equipment                    8-10           34,060           29,565
         Furniture and fixtures                      5-8           10,315            7,132
         Leasehold improvements                        5              617              617
         Construction-in-progress                                   4,958            1,560
                                                                 --------         --------

                                                                   71,996           56,242

         Less:  accumulated depreciation                          (17,655)         (12,090)
                                                                 --------         --------
                                                                 $ 54,341         $ 44,152
                                                                 ========         ========


        Depreciation expense was $5,737,000, $4,394,000 and $1,652,000 for fiscal 1999, 1998 and 1997, respectively.

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


5.      GOODWILL AND OTHER INTANGIBLES

        Goodwill and other intangibles consists of the following (000's):


                                                        MARCH 31,
                                                  1999             1998
         Goodwill                               $ 32,717         $ 22,838
         Less:  accumulated amortization          (2,957)          (2,201)
                                                --------         --------
                                                  29,760           20,637
                                                --------         --------
         Customer relationships                   27,400               --
         Con-Tact trademark                       20,300               --
         Cobra trademark                           2,000            2,000
         Other                                     1,326              800
                                                --------         --------
                                                  51,026            2,800
         Less:  accumulated amortization          (2,705)            (959)
                                                --------         --------
                                                  48,321            1,841
                                                --------         --------
                                                $ 78,081         $ 22,478
                                                ========         ========



        Goodwill amortization was $768,000, $458,000 and $285,000 for fiscal 1999, 1998 and 1997, respectively. Amortization of other intangibles was $1,809,000, $198,000 and $133,000 for fiscal 1999, 1998 and 1997, respectively.


6.      EMPLOYEE BENEFIT PLANS

        Hornschuch maintains two non-contributory defined benefit pension plans in Germany. Both pension plans are unfunded as the laws requiring pension funding in Germany are considerably different than those in the U.S. Plan A represents a combination of individual pension arrangements negotiated with approximately 37 participants representing past and present management individuals and is open to additional participants based on individually negotiated employment contracts. The pension benefits under Plan A may vary to include only a specified annual benefit amount or may be based on compensation level and years of service. Plan B covers all employees of the Company with 1,683 active and retired participants. Plan B provides for a fixed monthly retirement benefit after 10 years of service with benefit increases based on additional years of service. Plan B was closed effective January 1, 1989, and any active participant at that time was permitted to accrue up to 10 more years of creditable service through December 31, 1998.

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



        The following provides a reconciliation of the projected benefit obligation ("PBO") for Hornschuch's defined benefit plans (000's):

                                                             YEAR ENDED
                                                              MARCH 31,
                                                        1999            1998
         Balance at beginning of year                $ 14,867         $ 15,740
         Service cost                                     160               82
         Interest cost                                    986              483
         Unrecognized actuarial loss                    1,160               --
         Total benefit paid                            (1,196)            (596)
         Adjustment for the minimum liability           1,098               --
         Other                                             40             (842)
                                                     --------         --------

         Balance at end of year                      $ 17,115         $ 14,867
                                                     ========         ========


        Based on the purchase accounting for the Hornschuch acquisition, the full PBO liability of $15,740,000 was recognized at the acquisition date. The projected benefit obligations at the end of fiscal 1999 and fiscal 1998 use a discount rate of 6.5% and a salary increase assumption of 1.5% in the actuarial valuation.

        Included in the Company's consolidated balance sheet at March 31, 1999 is a DM 2,000,000 (approximately $1,098,000) additional minimum liability for Hornschuch's unfunded pension plans. The reduction of shareholders' equity at March 31, 1999 is reflected (after tax) of DM 876,000 (approximately $481,000). There was no additional minimum pension liability at March 31, 1998.

        Service cost and interest cost were $160,000 and $986,000, respectively, for the fiscal year ended March 31, 1999 and $82,000 and $483,000, respectively, for the fiscal year ended March 31, 1998.

        Decora and its union have executed an agreement to provide retirement benefits to qualified union employees through the Paper Industry Union Management Pension Fund (the "Fund"). Based upon this agreement, Decora contributes a contractually agreed upon amount for each qualifying hour that a union employee works. Total contributions to the Fund were $344,000, $302,000 and $334,000 in fiscal 1999, 1998 and 1997, respectively.

        The Company has a profit sharing plan and a 401K plan covering its U.S. salaried employees. The Company does not contribute to the 401K plan. The Company contributes to the profit sharing plan based upon Company performance. Total expense relative to the profit sharing contributions amounted to $69,000, $200,000 and $175,000 in fiscal 1999, 1998 and
        1997, respectively.

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



7.      DEBT

        Debt consists of (000's):



                                                                          MARCH 31,
                                                                   1999              1998
         DII Senior Secured Notes (a)                           $ 112,750         $      --
         DI Deutschland Credit Facility (b)                        20,487            20,203
         Decora Subordinated Loan (c)                                  --            18,000(*)
         Hornschuch Lines of Credit (d)                            12,365             7,783
         Decora Term Loans (e)                                        122             6,910(*)
         Hornschuch Term Loans (f)                                  4,513             2,780
         Decora Lines of Credit (g)                                    --             2,500(*)
         Decora Industrial Development Revenue Bonds (h)            2,210             2,460
         DII Convertible Notes (i)                                     --             1,250(*)
                                                                ---------         ---------
                                                                  152,447            61,886

         Less:   Amounts due within one year                       (9,467)          (10,472)
                 Unamortized debt discount                         (2,418)             (770)
                                                                ---------         ---------

                                                                $ 140,562         $  50,644
                                                                =========         =========


        * Amounts were paid in full with a portion of the proceeds from the DII Senior Secured Notes in April 1998.

        Amounts maturing in fiscal 2000, 2001, 2002, 2003 and 2004 are (000's):
        $9,467, $4,568, $13,854, $3,888 and $3,750, respectively.

        (a) In April 1998, in order to finance the Rubbermaid Acquisition and to improve its capital structure, the Company issued $112,750,000 of 11.0% senior secured notes (the "Notes"). The Notes were issued with an original issue discount of $2,664,000 with interest payable semi-annually and no principal payments required prior to maturity on May 1, 2005. The fair value of the Notes at March 31, 1999 was approximately $107,100,000, which was determined by the Company using market information provided by an investment banking firm as to the market value of similar debt amounts. The estimated fair value of the Notes does not necessarily reflect the amount at which the debt could be settled.

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



        (b) On September 29, 1997, DI Deutschland entered into a loan agreement with a German bank for approximately DM 37.3 million (approximately $20.5 million at March 31, 1999) to provide a portion of the financing for the Hornschuch Acquisition. The loan bears interest at the German interbank borrowing rate plus 2.50%. In addition, DI Deutschland will be charged a fee of 0.50% per annum on the average daily balance of the difference between the original loan amount and the then current balance. The interest rate at March 31, 1999 was 5.6%.

                The DI Deutschland Credit Facility is to be repaid in semi-annual installments of approximately DM 3.0 million ($1.6 million) beginning March 30, 1999. The final installment is due and payable on September 30, 2004. The DI Deutschland Credit Facility is secured by a pledge of all the capital stock of Hornschuch owned by DI Deutschland.

                DI Deutschland is subject to certain covenants which included a covenant specifying that DI Deutschland tender an offer for the remaining minority interest in Hornschuch. The tender offer was completed on March 8, 1999.

        (c) On September 30, 1997, Decora entered into an $18 million subordinated loan agreement with a Pension Fund to provide a portion of the financing for the Hornschuch Acquisition. The loan was paid in full with the proceeds of the Notes. The Pension Fund was also granted Series A warrants which are currently exercisable for the purchase of 1,818,000 shares of common stock of the Company at an exercise price of $5.00 per share. In addition, the Pension Fund was granted a contingent warrant to purchase a fixed percentage of certain additional shares of the Company's common stock which may be issued in the future. The ability to exercise such contingent warrant is triggered solely by the issuance of shares of the Company's common stock in connection with an existing exchange agreement or the sale of additional shares of common stock of the Company, the proceeds of which must be used to purchase the outstanding minority interest of Hornschuch.

        (d) Hornschuch has separate lines of credit with its primary lender and certain other financial institutions. Interest rates under the lines of credit range from 3.83% to 7.24% at March 31, 1999. At March 31, 1999, the availability under these lines was DM
                11.0 million ($6.0 million).

        (e) In September, 1995, Decora borrowed $375,000 from the Washington County Local Development Corporation. The loan bears interest at 5.00% and is payable in monthly installments ending September 1, 2000. It is secured by certain of Decora's property and equipment. As of March 31, 1999, the outstanding balance of this note was $122,000.

                At March 31, 1998, Decora also had two term loans with its primary lender aggregating $6,712,000. The two loans of $3,837,000 and $2,875,000 bore interest at 30-day LIBOR plus 2.00% and were secured by certain accounts receivable, inventory and property and equipment; such term loans were repaid in full in April 1998.

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



                Effective April 1, 1997, Decora entered into an interest rate swap agreement with its primary bank lender which expires May 31, 1999. The agreement effectively converted $8,523,000 of its variable rate borrowings into fixed rate obligations. Under the terms of the agreement, Decora makes payments at a fixed rate of 8.58% and receives variable rate payments at LIBOR plus 200 basis points, repriced at the beginning of each month. While the underlying debt obligations have been repaid, Decora continues to make payments under the agreement until expiration in May 1999. The net amount which will be paid or received is included in interest expense.

        (f) Hornschuch has three term loans aggregating DM 8,219,000 (approximately $4,513,000) at March 31, 1999. The first term loan has a balance of DM 444,000 (approximately $244,000), matures in September 1999, bears interest at 5% and is secured by certain assets. The second term loan has a balance of DM 3,325,000 (approximately $1,826,000), matures in March 2006, bears interest at 4.8% and is also secured by certain assets. The second loan requires payments of DM 238,000 ($131,000) semi-annually. The third term loan of DM 4,450,000 (approximately $2,443,000) matures in March 2003, bears interest at LIBOR plus 0.9% (4.1% at March 31, 1999) and is payable in semi-annual installments of DM 700,000 (approximately $384,000) commencing September 30, 1999 and is secured by a new printing press.

        (g) On April 28, 1999, Decora entered into a $15.0 million revolving line of credit which matures in May 2001 and is secured by various accounts receivable and inventory. The line of credit replaced two lines of credit which would have matured in August 1998. The amount outstanding under the facility, at the borrower's election, bears interest at either the lender's prime rate or LIBOR plus 2.25 basis points. There were no borrowings outstanding under the line of credit at March 31, 1999 and the full capacity of the agreement was available.

                Decora had a revolving line of credit of up to $6,000,000 which would have matured in August 1998 and was secured by various accounts receivable, inventory and equipment. The amount outstanding under the facility bore interest at prime plus 1-1/4%. On March 27, 1997, Decora established a second line of credit of up to $1,000,000 which also would have matured in August 1998, bore interest at prime plus 1.0% and was secured by certain accounts receivable. Availability under this credit facility was limited by specified percentages of certain international trade accounts receivable. At March 31, 1998, the amount outstanding under these lines of credit of $2,500,000 was repaid in full with the proceeds of the Notes.

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



        (h) On November 13, 1996, Decora borrowed $2,460,000 through the issuance of Tax-Exempt Industrial Development Revenue Bonds (Decora Project), Series 1996 by the Counties of Warren and Washington, New York Industrial Development Agency. These bonds mature on November 1, 2004 and require sinking fund payments of $20,833 per month beginning November 1997 and bear interest at a floating rate which is adjusted weekly based on the remarketing agent's ability to re-market the bonds at par. As of March 31, 1999, the interest rate on the bonds was 3.05%. The bonds are credit enhanced through a letter of credit issued by Decora's primary lender and, in addition to interest on the bonds, Decora pays its primary lender an annual letter of credit fee equal to 1.50% of the outstanding balance of the letter of credit.

        (i) In November 1992, the Company borrowed $1,500,000 from a private lender and issued a convertible note. As part of the transaction, the Company also issued 17,800 shares of its common stock, warrants to purchase 45,000 shares of common stock at $7.00 per share and warrants for an additional 20,000 shares of common stock at prices contingent upon the future market price of the Company's common stock. The convertible note was due in November 1995 and bore interest at 12% per annum, payable in the form of the Company's common stock. The fair value of the shares and warrants issued were reflected as debt issuance costs and amortized to interest expense over the term of the debt agreement.

                In November 1995, the Company and the lender agreed to extend the note until May 1998. Interest for the extension period ($303,000) and a closing fee ($197,000) were paid at the date of the extension through the issuance of 156,400 shares of the Company's common stock and warrants to purchase an additional 163,600 common shares at $3.90 per share exercisable only in the event that the note is paid in full without conversion. The prepaid interest expense and the closing fee were amortized over the term of the extended debt agreement. The note was repaid in full in May 1998.

        (j) Hornschuch is party to three interest rate cap agreements as of March 31, 1999 for DM 7.0 million, DM 5.6 million and DM 3.0 million which are used to hedge against fluctuations in interest rates for existing debt balances. As these instruments are used to hedge existing debt, there is no requirement to record these agreements fair value.

                Hornschuch is also party to two interest rate swap agreements as of March 31, 1999 for DM 6.0 million and DM 5.0 million. These agreements were used to convert variable rate debt to fixed rate debt. For the DM 5.0 million instrument, the related debt had been repaid early. However, Hornschuch was obliged to maintain the swap and pay (receive) the difference between Hornschuch's fixed rate and the original variable rate. The fair value of this speculative instrument of approximately DM 373,000 (approximately $205,000) is recorded as a current liability in the accompanying consolidated balance sheet.

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



8.      EXTRAORDINARY ITEM

        In conjunction with the Rubbermaid Acquisition, the Company repaid debt totalling approximately $28.5 million prior to maturity. As a result, the Company paid a one-time pre-payment penalty of approximately $2.2 million and wrote off unamortized deferred loan costs and debt discount totalling approximately $1.1 million. Consequently, an extraordinary charge of approximately $2.0 million (net of income taxes) was recorded in fiscal 1999.


9.      STOCK OPTIONS

        The Company has several domestic long-term incentive plans under which shares of the Company's common stock may be sold to directors, officers and key employees. Certain other parties have been granted stock options by the Company in connection with various transactions.

        The Company adopted a Stock Option Plan in 1987 (the "1987 Plan") pursuant to which 340,000 shares of common stock were available for grant. The 1987 Plan terminated on July 8, 1997. The 1987 Plan is administered by a committee of Directors of the Company who are not covered by the 1987 Plan. All options granted under the 1987 Plan terminate either five or ten years after the date of grant and vest quarterly over a three-year period subsequent to the date of the grant, unless modified by the Company.

        In 1988, the shareholders of the Company approved the Decora Industries, Inc. 1988 Employee Stock Purchase Plan (the "1988 Plan") pursuant to which a total of 100,000 shares of the Company's Common Stock could be issued to participants during the term of the 1988 Plan at an issue price of 85% of the fair market value at the date of the purchase. The 1988 Plan was administered by the Board of Directors provided that a majority were not covered by the 1988 Plan, or by a committee appointed by the Board of Directors. The 1988 Plan terminated on December 31, 1998; no shares were purchased pursuant to the 1988 Plan.

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



        A summary of stock option activity under all plans for the three years ended March 31, 1999 follows (000's except average price data):


                                               AVERAGE
                                 OPTIONS        PRICE
         Outstanding at:
           March 31, 1996           805         $6.80
             Granted                164          5.70
             Exercised               (8)         3.75
             Expired                (27)         8.50
                                 ------

           March 31, 1997           934          6.45
             Granted                890          5.46
             Exercised               --            --
             Expired               (130)         6.38
                                 ------

           March 31, 1998         1,694          5.94
             Granted                390          7.18
             Exercised               --            --
             Expired               (145)         5.98
                                 ------

           March 31, 1999         1,939         $6.19
                                 ======



        The following table summarizes information about stock options outstanding at March 31, 1999:



                             OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                     ----------------------------------         ---------------------
   EXERCISE                       AVERAGE        TERM                         AVERAGE
    PRICE             SHARES       PRICE       (MONTHS)         SHARES         PRICE
$4.50 - $4.95         60,000      $ 4.75         33.27           40,000       $ 4.75
$5.00 - $5.50        727,000        5.28         44.56          554,000         5.41
$5.55 - $5.95        354,800        5.64         14.43          254,800         5.60
$6.00 - $6.99        360,000        6.24         73.05          184,332         6.17
$7.00 - $7.99        277,000        7.47         54.59          109,000         7.38
$8.00 - $9.30        160,000        8.09         83.00           52,000         8.27

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



        Had compensation cost for the Company's stock-based compensation plans been determined based on the fair values on the fiscal 1999, 1998 and 1997 grant dates for those awards, consistent with the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per common share would have been reduced to the pro forma amounts indicated below (000's except per share data):


                                                                 YEAR ENDED MARCH 31,
                                                        1999             1998             1997
Net Income                       - As Reported        $ 1,677          $ 2,730          $ 3,566
                                 - Pro Forma            1,564            2,527            3,171

Basic Earnings Per Share         - As Reported            .23              .38              .51
                                 - Pro Forma              .21              .35              .45

Diluted Earnings Per Share       - As Reported            .20              .35              .46
                                 - Pro Forma              .19              .33              .41


        The fair value of each stock option grant has been estimated on the date of each grant using the Black-Scholes option pricing model with the following weighted-average assumptions:



                                                      YEAR ENDED MARCH 31,
                                            1999             1998             1997
         Risk-free interest rate            5.58%            5.49%            6.22%
         Expected life (months)             36.9             60.0             45.6
         Expected volatility                .495             .484             .594
         Expected dividend yield              --               --               --



        The weighted average grant date fair values of options granted during fiscal 1999, 1998 and 1997 were $2.41, $1.38, $0.80, respectively.

        The Company reserved 95,000 shares of common stock for the future possible exercise of warrants, which can be exercised at prices ranging from $2.50 to $7.00 and expire on November 3, 2000.

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



10.     INCOME TAXES

        Income taxes are summarized as follows (000's):


                                                        YEAR ENDED MARCH 31,
                                                1999            1998            1997
         Current provision:
           United States:
             Federal                          $    --         $     9         $    68
             State                                 15              35             100
           Foreign                                134              --              --
                                              -------         -------         -------

                                                  149              44             168
                                              -------         -------         -------

         Deferred provision (benefit):
           United States:
             Federal                             (658)            205          (1,327)
             State                                 --              --              --
           Foreign                              3,739           3,029              --
                                              -------         -------         -------

                                                3,081           3,234          (1,327)
                                              -------         -------         -------

                                              $ 3,230         $ 3,278         $(1,159)
                                              =======         =======         =======


        The income tax benefit resulting from the extraordinary charge in the fiscal year ended March 31, 1999 was approximately $1,328,000.

        The foreign provision for income taxes is based on foreign pre-tax earnings of approximately $9.1 million and $6.9 million, respectively, for fiscal years 1999 and 1998. Domestic operations accounted for $(1.6) million, $320,000 and $2.4 million of pre-tax earnings (loss), respectively, in fiscal 1999, 1998 and 1997.

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



        Net deferred tax assets (liabilities) are comprised of the following (000's):


                                                                     MARCH 31,
                                                                1999            1998
         Current deferred tax assets (liabilities):
           German statutory accruals                           $(1,222)        $ 1,478
           Non-deductible reserves                                 980             435
                                                               -------         -------

                                                               $  (242)        $ 1,913
                                                               =======         =======

         Non-current deferred tax assets (liabilities):
           Depreciation                                        $(9,208)        $(7,580)
           Net operating loss carryforwards                      9,314           6,919
           Pensions                                              2,983           3,029
           Non-compete agreement                                 1,714           2,366
           Tax credits                                             304             325
           Other, net                                           (1,338)         (1,272)
                                                               -------         -------
                                                               $ 3,769         $ 3,787
                                                               =======         =======


        The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following (000's):

                                                        YEAR ENDED MARCH 31,
                                                1999           1998           1997
         Provision at statutory rate           $ 2,616        $ 2,527        $   840
         State tax expense                          15             35             65
         Effect of non-deductible items            140            160            182
         Effect of tax credits                      --             --           (313)
         Change in valuation allowance              --             --         (1,695)
         Other                                     459            556           (238)
                                               -------        -------        -------

         Income tax provision (benefit)        $ 3,230        $ 3,278        $(1,159)
                                               =======        =======        =======

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



        Approximately $14,751,000 and $7,929,000 of the Company's net operating loss carryforwards remain available at March 31, 1999 in the United States and Germany, respectively. Their use is limited to future taxable earnings in the respective countries. In the United States, the carryforwards expire over the period 2003 through 2019, while in Germany the carryforwards have an unlimited life.

        At March 31, 1999, foreign subsidiary earnings of $7,359,000 were considered permanently invested in those businesses. Accordingly, U.S. income taxes have not been provided on these earnings. Foreign withholding taxes would be payable to the foreign taxing authorities if these earnings were remitted. Subject to certain limitations, the withholding taxes would then be available for use as credits against the U.S. tax liability.

        Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences and the net operating loss carryforwards prior to their expiration. This belief is based upon, among other factors, recent changes in operations. Specifically, cost savings associated with capital investments in and strategic realignment of Decora have improved operating results as well as the discontinuance of less profitable non-core businesses, including the 1995 divestiture of the Company's ComTel subsidiary, which had generated significant operating losses through 1995.


11.     NON-RECURRING CHARGES

        The Consolidated Statement of Income for fiscal 1998 reflects certain non-recurring charges totalling $1,461,000. Of these charges, $531,000 related to severance costs for U.S. work force reductions implemented in anticipation of operating synergies with Hornschuch and $141,000 related to print tooling redundancies between the two operations. An additional $789,000 was recorded to reserve against notes receivable which the Company obtained in fiscal years 1996 and 1995 in conjunction with the sale of previously discontinued operations.

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



12.     NET INCOME PER SHARE

        The number of shares of common stock and common stock equivalents used in the computation of net income per common share, assuming dilution for each period, is the weighted average number of common shares outstanding during the periods and, if dilutive, common stock options, warrants and convertible securities which are considered common stock equivalents. The following is a reconciliation of the denominators for determining basic and diluted net income per common share for fiscal 1999, 1998 and 1997. The numerators were the same for both calculations for all years (000's):


                                                                   YEAR ENDED MARCH 31,
                                                              1999          1998         1997
         WEIGHTED AVERAGE SHARES:
         Shares outstanding at beginning of year              7,331        7,094        6,886
         Shares issued on a weighted average-basis                7          142          158
                                                              -----        -----        -----

         Shares used in the calculation of basic EPS          7,338        7,236        7,044

         Effect of dilutive securities:
           Contingently issuable shares                         328          327          568
           Options/warrants                                     757          193          163
                                                              -----        -----        -----

         Shares used in the calculation of diluted EPS        8,423        7,756        7,774
                                                              =====        =====        =====


        The total number of shares of common stock and common stock equivalents that were not included in the computation of diluted income per common share because they were anti-dilutive was approximately 637,000, 3,546,000 and 616,000 for fiscal 1999, 1998 and 1997, respectively.


13.     COMMITMENTS AND CONTINGENCIES

        Leases - The Company uses certain equipment under lease arrangements, all of which are accounted for as operating leases. Rent expense was $1,794,000, $699,000 and $15,000 for fiscal 1999, 1998 and 1997, respectively. Rental commitments under long-term noncancellable operating leases are as follows (000's):

                          Fiscal 2000                             $  1,675
                          Fiscal 2001                                1,200
                          Fiscal 2002                                  353
                          Fiscal 2003                                  102
                          Fiscal 2004                                   40

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



        Legal Proceedings - The Company is involved in various legal proceedings, the ultimate resolution of which, in the opinion of management, will not have a materially adverse impact on the financial condition, results of operations or cash flows of the Company.

        Guarantee of Subsidiary Debt - As part of the Hornschuch Acquisition, the Company acquired Hornschuch's wholly-owned real estate subsidiaries. Management identified these subsidiaries as non-core operations upon acquisition and decided to sell them. The subsidiaries carry approximately $13.8 million in debt, with Hornschuch made a guarantor of the debt by virtue of its profit pooling agreement with the subsidiaries. The Company has estimated that the debt exceeds the net realizable value of these subsidiaries by approximately $4.3 million and has, therefore, recorded a liability for such same amount.

        Arrangement with a prior lender - On June 28, 1996, as part of an exchange, a lender (the "Holder") received 200,000 shares of the Company's common stock (the "new common stock"). The new common stock contained a guaranty (the "Guaranty") requiring that the Company deliver to the Holder (i) additional shares of the Company's common stock, (ii) cash or (iii) a combination of additional shares of the Company's common stock and cash if the Company's common stock price did not exceed $15.00 per share on the valuation date in April 1998 (the "Shortfall Amount").

        On July 9, 1998, the Company and the Holder entered into a payment and deferral agreement (the "Agreement") relative to the Shortfall Amount. As a result, the Company paid $200,000 in cash to the Holder leaving an adjusted Shortfall Amount of approximately $2.0 million. The adjusted Shortfall Amount is accruing interest at 11.5% per annum until June 30, 1999. At that time the Company will deliver to the Holder (i) additional shares of the Company's common stock, (ii) cash or (iii) a combination of additional shares of the Company's common stock and cash equal to the adjusted Shortfall Amount plus accrued interest.

        Minimum Purchase Agreement - In conjunction with the Rubbermaid Acquisition, the Company entered into an exclusive manufacturing agreement in which the Company is required to purchase at least $6 million of product annually. If the minimum purchase requirement is not met, the contract can be terminated at the option of the third-party manufacturer.

        Change in Control Agreements - The Company has granted to certain key executives compensation arrangements such that a change in control of the Company and their subsequent termination would result in a payment of a multiple of annual compensation.

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



14.     MAJOR CUSTOMERS

        Since the acquisition of Hornschuch on October 1, 1997, the Company's sales reflect a broader range of customers. Prior to the acquisition of the DCG (see Note 2), Decora's primary customer was Rubbermaid, which accounted for 31% and 89% of net sales in fiscal 1998 and 1997, respectively. Accounts receivable from Rubbermaid at March 31, 1998 were $4,279,000. The Company has no other unusual credit risks or concentrations. The Company estimates an allowance for doubtful accounts based upon the credit worthiness of its customers as well as general economic conditions.


15.     SEGMENT FINANCIAL DATA

        The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, as required, in fiscal 1999, which changes the way the Company reports information about its operating segments. The Company's operating subsidiaries design, develop, manufacture and sell products, classified in two principal operating segments. The Company's operating segments were generally determined on the basis of strategic business units within the operating subsidiaries which require different marketing strategies.

        Consumer products include global sales of self-adhesive, decorative and surface protection products sold in a wide variety of retail stores worldwide.

        Industrial products primarily include converted films for use in the manufacture of cabinets, furniture, automobiles, luggage and shoes which are sold to users and OEM's in diversified markets, principally in Europe.

        Information for fiscal 1998 and 1997 has been restated from the prior year's presentation in order to conform to the current year presentation.

        OPERATING SEGMENTS


             NET SALES (000'S)
                                       YEAR ENDED MARCH 31,
                               1999            1998            1997
         Consumer            $121,269        $ 69,900        $ 40,757
         Industrial            55,308          28,507             325
                             --------        --------        --------

         Consolidated        $176,577        $ 98,407        $ 41,082
                             ========        ========        ========

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



             OPERATING PROFITS (000'S)
                                                                YEAR ENDED MARCH 31,
                                                         1999           1998           1997
         Consumer                                       $18,977        $11,290        $ 6,066
         Industrial                                       4,761          2,385           (638)
                                                        -------        -------        -------

         Total segment                                   23,738         14,675          5,428
         General corporate expenses                       2,178          2,626            702
                                                        -------        -------        -------

                                                         21,560         11,049          4,726
         Interest expense, net                           14,085          3,829          2,319
                                                        -------        -------        -------

         Consolidated income before income taxes,
           minority interest and extraordinary item     $ 7,475        $ 7,220        $ 2,407
                                                        =======        =======        =======

             DEPRECIATION AND AMORTIZATION (000'S)


                                   YEAR ENDED MARCH 31,
                              1999          1998          1997
         Consumer            $6,857        $3,691        $2,425
         Industrial           2,624         1,843            19
                             ------        ------        ------

         Consolidated        $9,481        $5,534        $2,444
                             ======        ======        ======

GEOGRAPHIC AREAS

             NET SALES (000'S)

                                         YEAR ENDED MARCH 31,
                                  1999            1998            1997
         United States          $ 64,368        $ 31,703        $ 36,920
         International:
           Germany                51,926          30,351           3,273
           Other                  60,283          36,353             889
                                --------        --------        --------

         Consolidated           $176,577        $ 98,407        $ 41,082
                                ========        ========        ========

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



             LONG-LIVED ASSETS (000'S)

                                       MARCH 31,
                                  1999            1998
         United States          $ 76,052        $ 17,512
         International:
           Germany                55,825          48,608
           Other                     545             510
                                --------        --------

         Consolidated           $132,422        $ 66,630
                                ========        ========


16.     SUPPLEMENTAL CASH FLOW INFORMATION

        Changes in current assets and liabilities, exclusive of acquisitions, were as follows (000's):


                                                                                   YEAR ENDED MARCH 31,
                                                                          1999            1998            1997
         Increase in accounts receivable                                 $(1,329)        $(1,951)        $(2,017)
         (Increase) decrease in inventory                                 (7,238)         (1,176)            564
         Increase in other assets                                           (296)            (19)           (205)
         Increase in accounts payable                                      1,863           2,884             140
         Increase (decrease) in accrued liabilities                        1,613           2,968             (83)
         Decrease in other current liabilities                            (2,552)           (439)             --
                                                                         -------         -------         -------

                                                                          (7,939)          2,267          (1,601)
                                                                         =======         =======         =======

         Supplemental cash flow information is as follows (000s):

         Cash paid during the year for interest                          $ 8,259         $ 2,140         $ 1,871
                                                                         =======         =======         =======
         Cash paid during the year for income taxes                      $   651         $   184         $   194
                                                                         =======         =======         =======


        During fiscal 1997, 200,000 shares of common stock and notes payable in the amount of $874,000 were issued upon the conversion of $1,642,000 of warrants to purchase stock in a subsidiary.

DECORA INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



17.     QUARTERLY DATA (UNAUDITED)


                                                                    (Amounts in 000's, except per share data)
                                                             lst              2nd                3rd              4th
         FISCAL 1999:
         Net sales                                      $   46,478         $ 49,018            $ 41,174        $ 39,907
         Gross profit                                       14,791           19,337              14,533          14,748
         Income before extraordinary item                    1,294            1,321                 485             596
         Extraordinary item                                 (2,019)              --                  --              --
         Net income (loss)                                    (725)           1,321                 485             596

         Basic income (loss) per common share:
           Income before extraordinary item                    .18              .18                 .06             .08
           Extraordinary item                                 (.28)              --                  --              --
           Net income (loss)                                  (.10)             .18                 .06             .08

         Diluted income (loss) per common share:
           Income before extraordinary item                    .15              .16                 .05             .07
           Extraordinary item                                 (.24)              --                  --              --
           Net income (loss)                                  (.09)             .16                 .05             .07

         FISCAL 1998:
         Net sales                                      $    9,147         $ 10,308            $ 36,909        $ 42,043
         Gross profit                                        2,591            2,410               9,715          15,471
         Net income (loss)                                     583             (489)*               241           2,395

         Net income (loss) per share:

         Basic                                          $      .08         $   (.07)           $    .03        $    .33
         Diluted                                               .08             (.07)                .03             .31


* The second quarter of fiscal 1998 reflects a non-recurring charge of $1,461,000.

                             DECORA INDUSTRIES, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                               (AMOUNTS IN 000'S)



COLUMN A                        COLUMN B             COLUMN C              COLUMN D      COLUMN E     COLUMN F     COLUMN G
                                             -------------------------
                                             ADDITIONS
                                BALANCE       CHARGED                                                               BALANCE
                                   AT        (CREDITED)     ADDITIONS      DEDUCTIONS   ACQUISITION    TRANS-          AT
                               BEGINNING     TO COSTS &         TO            FROM            OF       LATION        END OF
DESCRIPTION                    OF PERIOD      EXPENSES       GOODWILL       ACCOUNTS     HORNSCHUCH   ADJUSTMENT     PERIOD
Reserve deducted from asset
  to which it applied:

For the year ended
March 31, 1999
  Accounts receivable
    Reserves                     2,148          1,229           919           1,885(a)         --          68         2,497

For the year ended
March 31, 1998
  Accounts receivable
    Reserves                       499           146             --           1,572(a)       3,195        120         2,148

For the year ended
March 31, 1997
  Accounts receivable
    Reserves                       202           554             --             257(a)          --         --           499

(a)     Uncollectible receivables written off net of recoveries