Form 10-Q
period 1999-06-30
DECORA INDUSTRIES INC
filed 1999-08-16
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    ---------

                                    FORM 10-Q
                                   ----------

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 1999
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


                                 Yes [X]    No


At August 10, 1999 there were 7,823,887 shares of Common Stock of the registrant outstanding. This document consists of 18 pages.

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
PART 1            FINANCIAL INFORMATION

Item 1            Financial Statements

                  Condensed Consolidated Balance Sheets
                  as of June 30, 1999 and March 31, 1999                    3-4

                  Condensed Consolidated Statements of
                  Income for the three months ended
                  June 30, 1999 and 1998                                     5

                  Condensed Consolidated Statements of
                  Cash Flows for the three months ended
                  June 30, 1999 and 1998                                     6

                  Notes to Condensed Consolidated
                  Financial Statements                                       7

Item 2            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             10

Item 3            Quantitative and Qualitative Disclosures about
                  Market Risk                                               16

PART II           OTHER INFORMATION                                         17

SIGNATURES                                                                  18

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                             DECORA INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                          JUNE 30,     MARCH 31,
                                                            1999         1999
                                                       -------------   ----------
                                                           (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents ........................      $  4,408      $  6,158
  Restricted cash ..................................           959           504
  Accounts receivable, less allowance ..............        30,591        26,826
  Inventories ......................................        40,914        42,676
  Prepaid expenses and other current assets ........         1,746         1,811
                                                          --------      --------
         Total current assets ......................        78,618        77,975

Property and equipment, net ........................        52,810        54,341

Goodwill and other intangibles, net ................        79,085        78,081

Deferred income taxes ..............................         3,215         3,769

Deferred financing costs, net ......................         4,282         4,171

Other assets .......................................         1,039         2,402
                                                          --------      --------
          Total assets .............................      $219,049      $220,739
                                                          ========      ========



      See accompanying Notes to Condensed Consolidated Financial Statements

                             DECORA INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         JUNE 30,      MARCH 31,
                                                           1999          1999
                                                        ----------    ----------
                                                        (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................   $   9,908    $  11,547
  Accrued liabilities ................................      12,036       12,438
  Accrued interest ...................................       2,268        5,293
  Current portion of long-term debt ..................       7,347        9,467
  Deferred income taxes ..............................         419          242
  Other current liabilities ..........................       3,383        4,331
                                                         ---------    ---------

       Total current liabilities .....................      35,361       43,318

Long-term debt .......................................     147,997      140,562

Pension obligation ...................................      13,768       14,634
                                                         ---------    ---------

       Total liabilities .............................     197,126      198,514
                                                         ---------    ---------

Minority interest in subsidiary ......................       2,953        3,360

Shareholders' equity:
  Preferred stock, $.01 par value;
    5,000 shares authorized, none issued .............        --           --
  Common stock, $.01 par value;
    20,000 shares authorized;
    7,424 and 7,342 shares issued and outstanding
    at June 30, 1999 and March 31, 1999, respectively           74           73
  Additional paid-in capital .........................      34,103       33,634
  Accumulated deficit ................................     (12,555)     (13,307)
  Cumulative translation adjustment ..................      (2,058)        (918)
  Additional minimum pension liability ...............        (594)        (617)
                                                         ---------    ---------

       Total shareholders' equity ....................      18,970       18,865
                                                         ---------    ---------

       Total liabilities and shareholders' equity ....   $ 219,049    $ 220,739
                                                         =========    =========


      See accompanying Notes to Condensed Consolidated Financial Statements

                             DECORA INDUSTRIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED JUNE 30,
                                                            1999         1998
                                                            ----         ----
                                                               (UNAUDITED)
Net sales ...........................................     $ 44,392     $ 46,478

Cost of goods sold ..................................       28,872       31,687
                                                          --------     --------

Gross profit ........................................       15,520       14,791

Selling, general and administrative expenses ........       10,115        8,972
                                                          --------     --------

Operating income ....................................        5,405        5,819

Interest expense, net ...............................        3,834        3,016
                                                          --------     --------

Income before income taxes, minority interest
  and extraordinary item ............................        1,571        2,803

Income tax provision ................................          699        1,183
                                                          --------     --------

Income before minority interest and
extraordinary item ..................................          872        1,620

Minority interest in earnings of subsidiary .........          120          326
                                                          --------     --------

Income before extraordinary item ....................          752        1,294

Extraordinary item, net of income taxes .............         --         (2,019)
                                                          --------     --------

Net income (loss) ...................................     $    752     $   (725)
                                                          ========     ========

Per share of common stock:

Income before extraordinary item
  Basic .............................................     $   0.10     $   0.18
  Diluted ...........................................         0.09         0.15

Extraordinary item
  Basic .............................................         --          (0.28)
  Diluted ...........................................         --          (0.24)

Net income (loss)
  Basic .............................................         0.10        (0.10)
  Diluted ...........................................         0.09        (0.09)


      See accompanying Notes to Condensed Consolidated Financial Statements

                             DECORA INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                         THREE MONTHS ENDED JUNE 30,
                                                            1999           1998
                                                            ----           ----
                                                              (UNAUDITED)
Cash flows from operating activities:
   Net income (loss) .................................   $     752    $    (725)
   Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
     Extraordinary item, net of income taxes .........        --          2,019
     Depreciation and amortization ...................       2,016        1,859
     Amortization of debt discounts and fees .........         272          177
     Minority interest in earnings of subsidiary .....         120          326
     Deferred tax provision ..........................         816         --
     Net changes in current assets and liabilities ...      (8,965)       3,730
     Other, net ......................................        (494)        --
                                                         ---------    ---------

Net cash provided by (used in) operating activities ..      (5,483)       7,386
                                                         ---------    ---------

Cash flows from investing activities:
    Rubbermaid acquisition ...........................        (320)     (62,145)
    Other acquisitions ...............................        (607)        (207)
    Reduction in notes receivable ....................        --            189
    Purchase of property and equipment ...............      (1,482)      (1,618)
                                                         ---------    ---------

Net cash used in investing activities ................      (2,409)     (63,781)
                                                         ---------    ---------

Cash flows from financing activities:
    Issuance of long-term debt .......................       9,755      110,086
    Repayment of long-term debt ......................      (2,937)     (28,418)
    Change in short-term borrowing ...................        (200)       8,394
    Proceeds from exercise of options ................         120         --
    Payment of debt penalties and fees ...............        --         (6,255)
                                                         ---------    ---------
Net cash provided by financing
  activities .........................................       6,738       83,807
                                                         ---------    ---------

Effect of exchange rate fluctuations on cash
  and cash equivalents ...............................        (141)        (641)
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents .      (1,295)      26,771
Cash and cash equivalents at beginning of period .....       6,662        1,807
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $   5,367    $  28,578
                                                         =========    =========

      See accompanying Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - Integration of Financial Statements Reported on Form 10-K

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with Decora Industries, Inc.'s ( "DII" and together with its subsidiaries, the "Company") Consolidated Financial Statements included in its Form 10-K for the fiscal year ended March 31, 1999, filed with the Securities and Exchange Commission (File No. 0-16072) (the "Form 10-K"). In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of the derivatives would be accounted for depending on whether it qualifies for hedge accounting. The Company has adopted this standard as of the beginning of this fiscal year. Adoption of this statement had no material impact on the financial statements.

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

NOTE 2 - Inventories

Inventories at June 30, 1999 and March 31, 1999 consisted of the following:


                                                  JUNE 30, 1999      MARCH 31, 1999
                                                  -------------      --------------
                                                           (IN THOUSANDS)
Raw Materials ..........................             $ 7,998             $ 8,018
Work-in-Process ........................              10,131               8,832
Finished Goods .........................              22,785              25,826
                                                     -------             -------
                                                     $40,914             $42,676
                                                     =======             =======

NOTE 3 - Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

                                                       THREE MONTHS ENDED JUNE 30,
                                                           1999           1998
                                                        -------         --------
Net income (loss) ................................       $   752        $  (725)
Cumulative translation adjustment ................        (1,140)          (353)
Additional minimum pension liability .............            23           --
                                                         -------        -------
                                                         $  (365)       $(1,078)
                                                         =======        =======

NOTE 4 - Net Income Per Share

The Company adopted SFAS No. 128, as required, in the quarter ended December 31, 1997 with all prior periods being restated. The adoption did not have a significant impact on net income (loss) per common share reported for the three months ended June 30, 1999 and 1998.

The number of shares of common stock and common stock equivalents used in the computation of net income (loss) per common share, assuming dilution for each period, is the weighted average number of common shares outstanding during the periods and, if dilutive, common stock options, warrants and convertible securities which are considered common stock equivalents. The following is a reconciliation of the denominators for determining basic and diluted net income per common share for the three months ended June 30, 1999 and 1998 (in thousands):

                                                             THREE MONTHS ENDED
                                                                   JUNE 30,
                                                             1999           1998
                                                             ----           ----
Weighted average shares:

Shares outstanding at beginning
    of period ......................................         7,342         7,331
Shares issued ......................................            65          --
                                                             -----         -----
Shares used in the calculation
    of Basic EPS ...................................         7,407         7,331
Effect of dilutive securities:
    Contingently issuable shares ...................           361           327
     Options/Warrants ..............................           537           807
                                                             -----         -----
Adjusted weighted average shares ...................         8,305         8,465
                                                             =====         =====


The total number of shares of common stock and common stock equivalents that were not included in the computation of diluted income (loss) per common share because they were anti-dilutive was approximately 857,000 and 412,000 for the three months ended June 30, 1999 and 1998, respectively.

NOTE 5 - Segment Financial Data

The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, as required, in fiscal 1999, which changes the way the Company reports information about its operating segments. The Company's operating subsidiaries design, develop, and manufacture and sell products, classified in two principal operating segments. The company's operating segments were generally determined on the basis of strategic business units within the operating subsidiaries which require different marketing strategies.

Consumer products include global sales of self-adhesive, decorative and surface protection products sold in a wide variety of retail stores worldwide.

Industrial products primarily include converted films for use in the manufacture of cabinets, furniture, automobiles, luggage and shoes which are sold to users and OEM's in diversified markets, principally in Europe.

Information for fiscal 1999 has been restated from the prior year's presentation in order to conform to the current year presentation.



OPERATING SEGMENTS

                   NET SALES (000'S)
                                                         THREE MONTHS ENDED JUNE 30,
                                                            1999           1998
                                                            ----           ----
Consumer ...........................................       $31,061       $32,784
Industrial .........................................        13,331        13,694
                                                           -------       -------
Consolidated .......................................       $44,392       $46,478
                                                           -------       -------

                  OPERATING PROFITS (000'S)
                                                         THREE MONTHS ENDED JUNE 30,
                                                            1999           1998
                                                            ----           ----
Consumer ...........................................       $ 5,062       $ 5,484
Industrial .........................................         1,004         1,016
                                                           -------       -------
Total segment ......................................         6,066         6,500
General corporate expenses .........................           661           681
                                                           -------       -------
                                                             5,405         5,819
Interest expense, net ..............................         3,834         3,016
                                                           -------       -------
Consolidated income before income taxes,
  minority interest and extraordinary item .........       $ 1,571       $ 2,803
                                                           -------       -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q (the "10-Q") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding company and industry prospects are forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from management's expectations are disclosed in this 10-Q and in the annual report of Decora Industries, Inc. ("DII", and together with its subsidiaries, the "Company") on Form 10-K for the year ended March 31, 1999.

Prior to October 1997, the Company was operating primarily as a contract manufacturer with approximately 90% of its sales to one customer, Rubbermaid Incorporated ("Rubbermaid"). Since October 1, 1997, the Company has been transformed into a vertically integrated, world-wide leader in the self-adhesive consumer decorative products category through a series of acquisitions; the October 1, 1997 acquisition of approximately 73.2% of the shares of Konrad Hornschuch AG (since increased to approximately 90% as of June 30, 1999) by the Company's wholly-owned subsidiary, Decora Industries Deutschland GmbH (the "Hornschuch Acquisition") and the April 29, 1998 acquisition of certain assets from Rubbermaid (the "Rubbermaid Acquisition"), including the Con-Tact(R) brand name, which constituted Rubbermaid's Decorative Coverings Group (the "DCG"). Since the Condensed Consolidated Statements of Income of the Company for the three months ended June 30, 1999 reflect the effects of three months of results from the Rubbermaid Acquisition, whereas the three months ended June 30, 1998 reflect the effects of approximately two months of results from the Rubbermaid Acquisition; the results for the three months ended June 30, 1999 are not directly comparable with those of the three months ended June 30, 1998.

The following amounts are reflected in thousands:

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 VS. THREE MONTHS ENDED JUNE 30, 1998.

Net sales for the three months ended June 30, 1999 were $44,392 as compared with net sales of $46,478 for the three months ended June 30, 1998. The change of $2,086 resulted from a decrease in Hornschuch net sales of approximately $3,345 in the current year quarter, partially offset by an increase in net sales of $1,259 in the North American operations. The decrease in net sales at Hornschuch is principally due to two factors: 1) In the first quarter of fiscal year 1999, sales to Russia, primarily to a single customer, were at an unusually high level. Following the collapse of the Russian economy in August 1998, sales in that area declined sharply. As a result, sales to all customers in Russia for the first quarter of fiscal 2000 were approximately $3,200 less than the prior year's quarter. 2) An unfavorable foreign currency translation adjustment (German marks to U.S. dollar) in the current year quarter reduced net sales by approximately $800. The increase in net sales in the North American operations is primarily due to the impact of the Rubbermaid Acquisition for a full quarter as compared with two months of results in the prior year quarter.

Gross profit was $15,520, or 35.0% of net sales, for the three months ended June 30, 1999 as compared with $14,791, or 31.8% of net sales, for the three months ended June 30, 1998. The increase of $729 was primarily a result of an increase of $1,118 in gross profit in the North American operations, partially offset by a decrease in gross profit of $389 at Hornschuch. The increase in gross margin in the North American operations is principally due to the current year quarter reflecting the effects of the inclusion of a full quarter of the Rubbermaid Acquisition, as compared to approximately two months in the prior year quarter. Although gross profit at Hornschuch declined slightly in the current year quarter, gross margin as a percentage to sales improved due to favorable product mix.

Selling, general and administrative expenses were $10,115 or 22.8% of net sales, for the three months ended June 30, 1999 as compared with $8,972 or 19.3% of net sales, in the three months ended June 30, 1998. The increase of $1,143 was principally a result of incremental costs incurred in the North American subsidiary which was operating throughout the three months ended June 30, 1999 with a fully developed sales, marketing, supply chain and accounting infrastructure in place, as compared with the prior year quarter when these functions were in transition from Rubbermaid.

Interest expense, net was $3,834 for the three months ended June 30, 1999 as compared with $3,016 in the prior year quarter. The increase of $818 is principally due to the current year quarter reflecting three months of interest expense relative to the $112,750 of senior secured notes issued April 29, 1998 (the "Notes") as compared with two months of interest expense in the prior year quarter.

Income before income taxes, minority interest and extraordinary item was $1,571 in the three months ended June 30, 1999, as compared with $2,803 in the three months ended June 30, 1998. The decrease in the current year quarter is principally a result of higher selling, general and administrative expenses and net interest expense, partially offset by the higher gross margins, all as discussed above.

The Company recognized an extraordinary charge of $2,019 (net of income taxes) in the three months ended June 30, 1998 associated with the debt refinancing and the Rubbermaid Acquisition in April 1998.

Net income was $752 for the three months ended June 30, 1999 which was $1,477 higher than that of the three months ended June 30, 1998 as a result of the above-noted changes, a $484 decrease in the provision for income taxes and a $206 decrease in the deduction for the minority interest in earnings of Hornschuch.

LIQUIDITY AND CAPITAL RESOURCES


The Company's primary sources of cash flow are cash from operations and borrowings under its credit facilities. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing of acquisitions.

The Company's net working capital increased from $34,657 at March 31, 1999 to $43,257 at June 30, 1999, an increase of $8,600. The increase is due primarily to utilization of existing lines of credit to fund working capital requirements. Consolidated cash balances as of June 30, 1999 were $5,367, which are limited by certain security agreements, minority interests and debt covenants as to use.

Net cash flow used in operating activities for the three months ended June 30, 1999 was $5,483 versus cash flow provided by operating activities of $7,386 for the three months ended June 30, 1998. An increase in net income was offset primarily by the extraordinary charge reflected in the prior year quarter and the increase in net working capital noted above.

Net cash flow used in investing activities for the three months ended June 30, 1999 was $2,409 as compared with $63,781 in the prior year quarter. The change resulted primarily from the effect of the Rubbermaid Acquisition.

Net cash provided by financing activities in the three months ended June 30, 1999 was $6,738 as compared with $83,807 in the three months ended June 30, 1998. The change was primarily a result of the issuance of the Notes in the prior year quarter, partially offset by the use of a portion of the proceeds to repay existing long-term debt.

Capital expenditures for the three months ended June 30, 1999 were $1,482 (including expenditures of $981 at Hornschuch) versus $1,618 for the three months ended June 30, 1998. Expenditures at Decora's North American operations and Hornschuch are consistent with historical averages. During the current fiscal year, the Company plans to make capital expenditures at similar levels to prior years and intends to finance such expenditures with operating cash flow and existing lines of credit.

The Company currently owns, through Decora Industries Deutschland GmbH approximately 90% of the outstanding shares of a foreign entity (Hornschuch). As a result, the Company's consolidated operations and cash flow have become significantly exposed to changes in exchange rates between the U.S. dollar and the German Mark/Euro, as well as, to a limited extent, other foreign currencies. To date, the Company has engaged in limited hedging transactions to protect against fluctuations in exchange rates. Although the Company plans to utilize limited hedging strategies in the future as the need arises, its profitability will continue to be affected by fluctuations in foreign exchange rates.

Concurrent with the Rubbermaid Acquisition, DII issued the Notes which were issued with an original issue discount of $2,664 resulting in gross cash proceeds of $110,086. Interest on the notes is paid semi-annually and no principal payments are required prior to maturity on

May 1, 2005. In addition, (i) Hornschuch borrowed approximately $10.0 million under its secured credit facilities; (ii) Hornschuch participated in the acquisition by loaning Decora such $10.0 million pursuant to a secured intercompany note, the proceeds of which were used by Decora to partially finance the acquisition of the DCG; and (iii) Decora entered into a three year, $15.0 million secured revolving line of credit facility. Availability under the credit line is based on a factor of the amount of accounts receivable and inventory held by Decora. At August 10, 1999, borrowings under the credit line totaled $9,711.

Certain indirect subsidiaries of Hornschuch own two commercial real estate properties in Germany which are unrelated to its operating business and which collateralize bank loans totaling approximately $12,877. Currently, the properties are producing rental income sufficient to cover interest payments. Management is attempting to sell the properties; however, there is no assurance that the properties can be sold in the near term, or at all, at a price which will be sufficient to repay the loans in full. If not, Hornschuch could be required to pay amounts due under the loans, which could have a material adverse effect on Hornschuch's business and financial condition.



OUTLOOK

During the current fiscal year, the Company's primary objective is to continue to enhance the value of its consumer brands by capitalizing on each brand's strength and popularity in its respective region; Con-Tact(R) in North America and d-c-fix(R) in Europe. The Company has a strong distribution position in the housewares market in North America and primarily in the home furnishing market in Europe. The Company plans to capitalize on the Con-Tact(R) brand recognition and awareness in North America by expanding its product offerings beyond its housewares and shelving position into the other categories for which the European products are used. Similarly, by capitalizing on the same strengths of d-c-fix(R), the North American products, targeted for different applications, will expand the product offering in Europe. This cross selling of all products into the expanded categories was successfully tested on a limited basis during fiscal 1999. This year the Company will fully implement this strategy. The priority of manufacturing will be to continue to strive to improve quality and reduce costs in both production facilities in order to remain a high-quality, lowest cost producer.

As a result of the financing associated with the Rubbermaid Acquisition and Hornschuch Acquisition, the Company has substantial debt in relation to its shareholders' equity, as well as substantial debt service requirements that are significant compared to its cash flow from operations. At June 30, 1999, the Company had consolidated outstanding indebtedness of $155,344 representing approximately 89% of total capitalization. The Company's ability to service its debt will depend upon the Company's future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. If the Company is unable to service its indebtedness, it may be required to alter its business plans, restructure or refinance its indebtedness or seek additional equity capital. There can be no assurance that the Company would be able to accomplish these objectives on terms acceptable to it, if at all.

The Company's foreign operations are conducted primarily through Hornschuch. The Company's European operations, representing approximately 59% of the Company's net sales for the three months ended June 30, 1999, are subject to special risks inherent in doing business outside the United States, including governmental instability, war and other international conflicts, civil and labor disturbances, requirements of local ownership, partial or total expropriation, nationalization, currency devaluation, foreign exchange controls and foreign laws and policies, each of which may limit the movement of assets or funds or result in the deprivation of contract rights or the taking of property without fair compensation.

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

The Company's North American operations recently completed Phases I & II of a program to replace its primary management information and communication systems with full Year 2000 compliance. This included hardware and software required to operate its telephone systems, its accounting systems (including general ledger, accounts receivable, accounts payable) and manufacturing control systems at a cost of approximately $600.

In addition to its primary management information system, the Company utilizes personal computers, which function either on a stand-alone basis or as workstations on an integrated network. These computers utilize a variety of operating systems and software packages ranging from Windows NT to DOS platforms. The Company has completed its survey to detect non-compliant systems and believes that the majority of these systems can and will be made Year 2000 compliant prior to January 1, 2000 at little or no cost to the Company through software updates provided by the respective software vendors. Any full system replacements which may be required are not anticipated to have a material impact on the cash flow of the Company and can be funded from operating cash flow. The Company has completed the process of reviewing other equipment and systems in order to determine and remedy any potential Year 2000 Issues. All manufacturing systems have been reviewed for Year 2000 compliance. All in-house programmable Logic Controllers (PLCs) and micro processor based Digital Drive Regulators were checked for Year 2000 compliance as of March 1, 1999. All equipment manufacturers were contacted regarding our PLCs, Digital

Drives and PLC programs, and it was determined that there were no Year 2000 issues. The Company does not separately track the incremental costs incurred for the investigation, analysis and remedy of Year 2000 Issues. Such costs consist principally of related payroll costs of certain members of its systems and operations groups.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either (1) a hedge of exposure to changes in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge), (2) a hedge of exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation (a foreign currency hedge), will determine when the gains or losses on the derivatives are to be reported as a component of other comprehensive income. The Company has adopted this standard as of the beginning of this fiscal year. Adoption of this standard had no impact on the financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information about market risks for the three months ended June 30, 1999 does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company believes that the transactions described below in which securities were sold were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as transactions not involving any public offerings. In each transaction, the number of investors was limited, the investors were provided with information about the Company and/or access to such information, and restrictions were placed on the resale of such securities

Date          Title                       Amount          Consideration              Purchaser
----          -----                       ------          -------------              ---------
4/9/99        Common Stock                 58,333         Sale of Assets             Corporation

4/9/99        Conditional Options
              to purchase common stock         NA(1)      Sale of Assets             Corporation

5/1/99        Options to purchase
              common stock                 55,000         Services                   Consultants

5/3/99        Exercise of Common                                                     Institutional
              Stock Options                24,000         Cash of $120,000           Investor

--------------------

(1) The number of options to be issued, if any, will be calculated following March 31, 2000 on the basis of one option for every $4.00 of the amount equal to 2% of sales generated from the assets purchased for the twelve month period commencing April 1, 1999. The exercise price for any such options, if granted, will equal the market price of the Company's stock as of the day prior to the date of grant.

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

Not Applicable.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.53 First Amendment to Payment and Deferral Agreement with CIGNA dated June 30, 1999.

     27.1     Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three months ended June 30, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECORA INDUSTRIES, INC.
(REGISTRANT)




BY /s/ ROBERT L. MACDONALD
  -----------------------------
Robert L. Macdonald
Chief Financial Officer




DATED:  August 16, 1999