Form 10-Q
period 1999-09-30
DECORA INDUSTRIES INC
filed 1999-11-15
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   ----------

                                    FORM 10-Q


                                   ----------

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999
                         Commission File Number 0-16072




                             DECORA INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                   68-0003300
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                     Identification No.)

                  ONE MILL STREET
                  FORT EDWARD, NY                              12828
         (address of principal executive offices)           (Zip code)

         Registrant's telephone number
         (including area code)                              (518) 747-6255

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X]    No [  ]


At November 10, 1999 there were 7,823,887 shares of Common Stock of the registrant outstanding.

                                TABLE OF CONTENTS


                                                                                                PAGE
                                                                                                ----

PART 1            FINANCIAL INFORMATION

Item 1                     Financial Statements

                           Condensed Consolidated Balance Sheets
                           as of September 30, 1999 and March 31, 1999                           3-4

                           Condensed Consolidated Statements of
                           Income for the three and six months ended
                           September 30, 1999 and 1998                                            5

                           Condensed Consolidated Statements of
                           Cash Flows for the six months ended
                           September 30, 1999 and 1998                                            6

                           Notes to Condensed Consolidated
                           Financial Statements                                                   7

Item 2                     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                         11

Item 3                     Quantitative and Qualitative Disclosures about
                           Market Risk                                                           18

PART II                    OTHER INFORMATION                                                     19

SIGNATURES                                                                                       23


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                             DECORA INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                       SEPTEMBER 30, 1999          MARCH 31, 1999
                                                       ------------------          --------------
                                                          (UNAUDITED)

ASSETS

Current assets:
  Cash and cash equivalents                             $           740           $          6,158
  Restricted cash                                                   235                        504
  Accounts receivable, less allowance                            35,996                     26,826
  Inventories                                                    41,256                     42,676
  Prepaid expenses and other current assets                       2,574                      1,811
                                                        ---------------           ----------------

         Total current assets                                    80,801                     77,975

Property and equipment, net                                      54,333                     54,341

Goodwill and other intangibles, net                              80,001                     78,081

Deferred income taxes                                             2,302                      3,769

Deferred financing costs, net                                     4,095                      4,171

Other assets                                                      3,308                      2,402
                                                        ---------------           ----------------

          Total assets                                  $       224,840           $        220,739
                                                        ===============           ================




      See accompanying Notes to Condensed Consolidated Financial Statements

                             DECORA INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      SEPTEMBER 30, 1999           MARCH 31, 1999
                                                      ------------------           --------------
                                                          (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $        11,156             $       11,547
  Accrued liabilities                                            14,260                     12,438
  Accrued interest                                                5,245                      5,293
  Current portion of long-term debt                               7,782                      9,467
  Deferred income taxes                                             271                        242
  Other current liabilities                                       3,124                      4,331
                                                        ---------------             --------------

       Total current liabilities                                 41,838                     43,318

Long-term debt                                                  146,932                    140,562

Pension obligation                                               14,421                     14,634
                                                        ---------------             --------------

       Total liabilities                                        203,191                    198,514
                                                        ---------------             --------------

Minority interest in subsidiary                                   3,161                      3,360
                                                        ---------------             --------------

Shareholders' equity:
  Preferred stock, $.01 par value;
    5,000 shares authorized, none issued                        -                         -
  Common stock, $.01 par value;
    20,000 shares authorized; 7,824 and
    7,342 shares issued and outstanding at
    September 30, 1999 and March 31, 1999,
    respectively                                                     74                         73
  Additional paid-in capital                                     33,203                     33,634
  Accumulated deficit                                           (12,725)                   (13,307)
  Cumulative translation adjustment                              (1,452)                      (918)
  Additional minimum pension liability                             (612)                      (617)
                                                        ---------------             --------------

       Total shareholders' equity                                18,488                     18,865
                                                        ---------------             --------------

       Total liabilities and shareholders' equity       $       224,840             $      220,739
                                                        ===============             ==============



      See accompanying Notes to Condensed Consolidated Financial Statements

                             DECORA INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)



                                       THREE MONTHS ENDED SEPTEMBER 30,    SIX MONTHS ENDED SEPTEMBER 30,
                                           1999              1998             1999              1998
                                           ----              ----             ----              ----
Net sales                                $ 43,394          $ 49,018         $ 87,786         $ 95,496

Cost of goods sold                         28,013            29,681           56,885           61,368
                                         --------          --------         --------         --------

Gross profit                               15,381            19,337           30,901           34,128

Selling, general and administrative
   expenses                                11,349            13,395           21,464           22,367
                                         --------          --------         --------         --------

Operating income                            4,032             5,942            9,437           11,761

Interest expense, net                       4,063             3,656            7,897            6,672
                                         --------          --------         --------         --------

Income (loss) before income taxes,
  minority interest and extraordinary
  item                                        (31)            2,286            1,540            5,089

Income tax provision                           43               932              742            2,115
                                         --------          --------         --------         --------

Income (loss) before minority interest
and extraordinary item                        (74)            1,354              798            2,974

Minority interest in earnings of
  subsidiary                                   96                33              216              359
                                         --------          --------         --------         --------

Income (loss) before extraordinary item      (170)            1,321              582            2,615

Extraordinary item, net of income taxes         0                 0                0           (2,019)
                                         --------          --------         --------         --------

Net income (loss)                        $   (170)         $  1,321         $    582         $    596
                                         ========          ========         ========         ========

Per share of common stock:

Income (loss) before extraordinary item
  Basic                                    $(0.02)            $0.18           $0.08             $0.36
  Diluted                                   (0.02)             0.16            0.07              0.31

Extraordinary item
  Basic                                        -                -               -               (0.28)
  Diluted                                      -                -               -               (0.24)

Net income (loss)
  Basic                                     (0.02)             0.18            0.08              0.08
  Diluted                                   (0.02)             0.16            0.07              0.07



      See accompanying Notes to Condensed Consolidated Financial Statements

                             DECORA INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                       SIX MONTHS ENDED SEPTEMBER 30,
                                                                         1999                1998
                                                                         ----                ----
Cash flows from operating activities:
   Net income                                                           $    582            $    596
   Adjustments to reconcile net income
    to net cash provided by operating activities:
     Extraordinary item, net of income  taxes                                  -               2,019
     Depreciation and amortization                                         4,463               4,609
     Amortization of debt discounts and fees                                 542                 481
     Minority interest in earnings of subsidiary                             216                 359
     Deferred tax provision                                                1,453                   -
     Net changes in current assets and liabilities                        (8,698)              5,083
     Other, net                                                           (2,215)               (792)
                                                                        --------            --------

Net cash provided by (used in) operating activities                       (3,657)             12,355
                                                                        --------            --------

Cash flows from investing activities:
    Acquisitions                                                          (3,053)            (63,979)
    Reduction in notes receivable                                              -                  66
    Purchase of property and equipment                                    (3,152)             (3,032)
                                                                        --------            --------

Net cash used in investing activities                                     (6,205)            (66,945)
                                                                        --------            --------

Cash flows from financing activities:
    Issuance of long-term debt                                             9,750             110,086
    Repayment of long-term debt                                           (4,057)            (28,913)
    Change in short-term borrowing                                        (1,049)              6,280
    Proceeds from exercise of options                                        120                   -
    Payment of warrant exchange obligations                                 (900)               (200)
    Payment of debt penalties and fees                                         -              (7,087)
                                                                        --------            --------
Net cash provided by financing
  activities                                                               3,864              80,166
                                                                        --------            --------

Effect of exchange rate fluctuations on cash
  and cash equivalents                                                       311                 538
                                                                        --------            --------

Net increase (decrease) in cash and cash equivalents                      (5,687)             26,114
Cash and cash equivalents at beginning of period                           6,662               1,807
                                                                        --------            --------
Cash and cash equivalents at end of period                              $    975            $ 27,921
                                                                        ========            ========



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

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

NOTE 2 - Inventories

Inventories at September 30, 1999 and March 31, 1999 consisted of the following (in thousands):


                                             SEPTEMBER  30, 1999              MARCH 31, 1999
                                             -------------------              --------------
         Raw Materials                              $  7,964                      $ 8,018
         Work-in-Process                              10,280                        8,832
         Finished Goods                               23,012                       25,826
                                                    --------                      -------
                                                    $ 41,256                      $42,676
                                                    ========                      =======

NOTE 3 - Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):


                                          Three Months Ended               Six Months Ended
                                             September 30,                   September 30,
                                        ----------------------         -----------------------
                                        1999             1998           1999             1998
                                          ----           -----         -----             ----

Net income (loss)                      $ (170)          $ 1,321        $  582           $  596
Cumulative translation adjustment         606             2,441          (534)           2,088
Additional minimum pension liability      (18)                -             5                -
                                       ------           -------        ------           ------
                                       $  418           $ 3,762        $   53           $2,684
                                       ======           =======        ======           ======

NOTE 4 - Net Income Per Share

The Company adopted SFAS No. 128, as required, in the quarter ended December 31, 1997 with all prior periods being restated. The adoption did not have a significant impact on net income (loss) per common share reported for the three and six months ended September 30, 1999 and 1998.

The number of shares of common stock and common stock equivalents used in the computation of net income (loss) per common share, assuming dilution for each period, is the weighted average number of common shares outstanding during the periods and, if dilutive, common stock options, warrants and convertible securities which are considered common stock equivalents. The following is a reconciliation of the denominators for determining basic and diluted net income
(loss) per common share for the three and six months ended September 30, 1999 and 1998 (in thousands):


                                            Three Months Ended                  Six Months Ended
                                                September 30                      September 30
                                            1999          1998                 1999          1998
                                           -----------------------           -----------------------

Weighted average shares:

Shares outstanding at beginning
         of period                            7,407       7,331               7,342          7,331
Shares issued                                   257           2                 201              1
                                              -----       -----               -----          -----

Shares used in the calculation
          of Basic EPS                        7,664       7,333               7,543          7,332

Effect of dilutive securities:
  Contingently issuable shares                    -         339                 393            339
   Options/Warrants                               -         537                 358            664
                                              -----       -----               -----          -----

Adjusted weighted average shares              7,664       8,209               8,294          8,335
                                              =====       =====               =====          =====

The total number of shares of common stock and common stock equivalents that were not included in the computation of diluted income per common share because they were anti-dilutive was approximately 1,322 and 679 for the three months ended September 30, 1999 and 1998, respectively, and approximately 1,089 and 484 for the six months ended September 30, 1999 and 1998, respectively.

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

Industrial products primarily include converted films for use in the manufacture of cabinets, furniture, automobiles, luggage and shoes which are sold to users and original equipment manufacturers in diversified markets, principally in Europe.

Information for fiscal 1999 has been restated from the prior year's presentation in order to conform to the current year presentation.

OPERATING SEGMENTS

                           NET SALES (000'S)


                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                        1999               1998              1999          1998
                                    ------------------------------------------------------------

Consumer                             $29,763            $35,791           $60,824        $68,575
Industrial                            13,631             13,227            26,962         26,921
                                     -------            -------           -------        -------

Consolidated                         $43,394            $49,018           $87,786        $95,496
                                     =======            =======           =======        =======


                  OPERATING PROFITS (000'S)


                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                        1999              1998               1999         1998
                                      ----------------------------------------------------------

Consumer                             $ 2,897           $  6,836           $ 7,959        $12,320
Industrial                             1,540                 80             2,544          1,096
                                     -------           --------           -------        -------
Total segment                          4,437              6,916            10,503         13,416
General corporate expenses               405                974             1,066          1,655
                                     -------           --------           -------        -------
                                       4,032              5,942             9,437         11,761

Interest expense, net                  4,063              3,656             7,897          6,672
                                     -------           --------           -------        -------

Consolidated income (loss) before
    income taxes, minority
    interest and extraordinary
    item                             $   (31)          $  2,286           $ 1,540        $ 5,089
                                     ========          ========           =======        =======


NOTE 6 - Recent Litigation

In September 1999, the Company filed a complaint in Federal District Court in Ohio against Rubbermaid Incorporated. The complaint alleges fraud and misrepresentation by Rubbermaid Incorporated relative to representations made to the Company during the acquisition of Rubbermaid's Decorative Coverings Group. The complaint seeks damages resulting from Rubbermaid's actions.

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

Prior to October 1997, the Company was operating primarily as a toll manufacturer under an exclusive agreement with Rubbermaid Incorporated ("Rubbermaid") with approximately 90% of its sales to Rubbermaid. Since October 1, 1997, the Company has been transforming itself into a vertically integrated, world-wide leader in the self-adhesive consumer decorative products category through a series of acquisitions and restructuring of operations including the following:

o The October 1, 1997 acquisition of approximately 73.2% of the shares of Konrad Hornschuch AG (since increased to approximately 90% as of September 30, 1999) by the Company's wholly-owned subsidiary, Decora Industries Deutschland GmbH (the "Hornschuch Acquisition").
o The April 29, 1998 acquisition of certain assets from Rubbermaid (the "Rubbermaid Acquisition"), including the Con-Tact(R) brand name, which constituted Rubbermaid's Decorative Coverings Group (the "DCG").
o    The acquisition of  EtchArt .
o The establishment of a totally new organization in North America, including sales, marketing, customer service, distribution and financial operations, together with associated computer systems. Prior to the current fiscal year these functions had been provided by Rubbermaid.

The following amounts are reflected in thousands:

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998.

Net sales for the three months ended September 30, 1999 were $43,394 as compared with net sales of $49,018 for the three months ended September 30, 1998. The change of $5,624 resulted from decreases in net sales at Hornschuch and at the North American operations of approximately $2,133 and $3,491, respectively, in the current year quarter as compared with the prior year quarter. The decrease in net sales at Hornschuch is principally due to two factors: 1) In the second quarter of fiscal year 1999, sales to Russia, primarily to a single customer, were at an unusually high level. Following the collapse of the Russian economy in August 1998, sales in that area declined sharply. As a result, sales to all customers in Russia for the second quarter of fiscal 2000 were approximately $2,000 less than the prior year's quarter. 2) An unfavorable foreign currency translation adjustment (German marks to U.S. dollar) in the current year quarter reduced net sales by approximately $1,500 as compared to the prior year quarter. These two factors were partially offset by sales gains achieved in Hornschuch's domestic markets. The lower net sales in North American operations is primarily a result of manufacturing and distribution issues arising from the transition from Rubbermaid's distribution system, conversion of product packaging to the Con-Tact(R) brand to eliminate reference to Rubbermaid and some reduction of SKUs.

Gross profit was $15,381, or 35.4% of net sales, for the three months ended September 30, 1999, a margin similar to that of the first quarter of fiscal 2000 as compared with $19,337, or 39.4% of net sales, for the three months ended September 30, 1998. The higher gross margin percentage in the prior year quarter was primarily due to higher margin sales to Russian customers of Hornschuch. The decrease in gross profit at the North American operations of $2,283 was due to lower sales volumes and a higher level of sales allowances in the current year quarter.

Selling, general and administrative expenses were $11,349 or 26.2% of net sales, for the three months ended September 30, 1999 as compared with $13,395 or 27.3% of net sales, in the three months ended September 30, 1998. The decrease of $2,046 was principally a result of reduced variable costs related to the lower sales discussed above and lower expenses in the current year quarter resulting from cost reduction efforts at both Hornschuch and in the North American operations.

Interest expense, net was $4,063 for the three months ended September 30, 1999 as compared with $3,656 in the prior year quarter. The increase of $407 is principally due to the current year quarter reflecting higher average borrowings as compared with the prior year quarter.

As a result of the above, the Company recorded a $31 loss before income taxes, minority interest and extraordinary item in the three months ended September 30, 1999, as compared with income of $2,286 in the three months ended September 30, 1998.

As a result of the above-noted changes, an $889 decrease in the provision for income taxes and a $63 increase in the deduction for the minority interest in earnings of Hornschuch, a net loss of $170 for the three months ended September 30, 1999 was recorded as compared to net income of $1,321 for the three months ended September 30, 1998.


SIX MONTHS ENDED SEPTEMBER 30, 1999 VS. SIX MONTHS ENDED SEPTEMBER 30, 1998


Since the Condensed Consolidated Statements of Income of the Company for the six months ended September 30, 1998 reflect the effects of only approximately five months of results from the Rubbermaid Acquisition, the results for the six months ended September 30, 1999 are not directly comparable with those of the six months ended September 30, 1998.

During the six months ended September 30, 1999 the Company has operated in North America as a vertically integrated consumer products company, for the first time totally independent of Rubbermaid. Net sales for the six months ended September 30, 1999 were $87,786 as compared with net sales of $95,496 for the six months ended September 30, 1998. The change of $7,710 resulted from decreases in net sales at Hornschuch and the North American operations of approximately $5,478 and $2,232, respectively. The decrease in net sales at Hornschuch is principally due to two factors: 1) In the first six months of fiscal year 1999, sales to Russia, primarily to a single customer, were at an unusually high level. Following the collapse of the Russian economy in August 1998, sales in that area declined sharply. As a result, sales to all customers in Russia for the first six months of fiscal 2000 were approximately $5,200 less than the prior year's quarter. 2) An unfavorable foreign currency translation adjustment (German marks to U.S. dollar) in the current year period reduced net sales by approximately $2,300 as compared with the prior year period. These two factors were partially offset by sales gains achieved in Hornschuch's domestic markets. The lower net sales in North American operations is primarily a result of manufacturing and distribution issues arising from the transition from Rubbermaid's distribution system, conversion of product packaging to the Con-Tact(R) brand to eliminate reference to Rubbermaid and some reduction of SKUs.

Gross profit was $30,901, or 35.2% of net sales, for the six months ended September 30, 1999 a similar percentage to the 35.7% of net sales for the six months ended September 30, 1998. The decrease from $34,128 in the prior year period was a result of decreases in gross profit at Hornschuch and at the North American operations of $2,062 and $1,165, respectively, primarily due to the lower sales discussed above.

Selling, general and administrative expenses were $21,464 or 24.5% of net sales, for the six months ended September 30, 1999 as compared with $22,367 or 23.4% of net sales, in the six months ended September 30, 1998. The decrease of $903 was principally a result of the lower sales discussed above and lower expenses in the current year period resulting from cost reduction efforts at both Hornschuch and at the North American operations, partially offset by higher expenses in the North American operations which operated throughout the six months ended September 30, 1999 with a fully developed sales, marketing, supply chain and accounting infrastructure in place, as compared with the prior year period when these functions were in transition from Rubbermaid.

Interest expense, net was $7,897 for the six months ended September 30, 1999 as compared with $6,672 in the prior year period. The increase of $1,225 is principally due to the current year period reflecting six months of interest expense relative to the $112,750 of senior secured notes issued April 29, 1998 (the "Notes") as compared with five months of interest expense in the prior year period and higher average balances on other borrowings in the current year period as compared with prior year.

As a result of the above, the Company recorded income before income taxes, minority interest and extraordinary item of $1,540 in the six months ended September 30, 1999, as compared with $5,089 in the six months ended September 30, 1998.

The Company recognized an extraordinary charge of $2,019 (net of income taxes) in the six months ended September 30, 1998 associated with the debt refinancing and the Rubbermaid Acquisition in April 1998.

As a result of the above-noted changes, a $1,373 decrease in the provision for income taxes and a $143 decrease in the deduction for the minority interest in earnings of Hornschuch, net income of $582 was recorded for the six months ended September 30, 1999, as compared with $596 for the six months ended September 30, 1998.



LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash flow are cash from operations and borrowings under its credit facilities. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing of acquisitions.

The Company's net working capital increased from $34,657 at March 31, 1999 to $38,963 at September 30, 1999, an increase of $4,306. This is mainly due to an increase in accounts receivable which in part reflects the transition from a single customer (Rubbermaid) remitting on a fixed payment schedule to a multi-customer structure. Increased working capital was funded primarily by utilization of existing lines of credit. Consolidated cash balances as of September 30, 1999 were $975, which are limited by certain security agreements, minority interests and debt covenants as to use.

Net cash flow used in operating activities for the six months ended September 30, 1999 was $3,657 versus cash flow provided by operating activities of $12,355 for the six months ended September 30, 1998. The change resulted from a decrease in net income, the extraordinary charge reflected in the prior year period and the increase in net working capital noted above.

Net cash flow used in investing activities for the six months ended September 30, 1999 was $6,205 as compared with $66,945 in the prior year period. The change resulted primarily from the effect of the Rubbermaid Acquisition in the prior year period.

Net cash provided by financing activities in the six months ended September 30, 1999 was $3,864 as compared with $80,166 in the six months ended September 30, 1998. The change was primarily a result of the issuance of the Notes in the prior year period, partially offset by the use of a portion of the proceeds to repay existing long-term debt.

Capital expenditures for the six months ended September 30, 1999 were $3,152 (including expenditures of $2,302 at Hornschuch) versus $3,032 for the six months ended September 30, 1998. Expenditures at the North American operations and Hornschuch are consistent with historical averages. During the current fiscal year, the Company plans to make capital expenditures at similar levels to prior years and intends to finance such expenditures with operating cash flow and existing lines of credit.

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

Concurrent with the Rubbermaid Acquisition, DII issued the Notes with an original issue discount of $2,664 resulting in gross cash proceeds of $110,086. Interest on the notes is paid semi-annually and no principal payments are required prior to maturity on May 1, 2005. In addition, (i) Hornschuch borrowed approximately $10.0 million under its secured credit facilities; (ii) Hornschuch participated in the acquisition by loaning Decora such $10.0 million pursuant to a secured inter-company note, the proceeds of which were used by Decora to partially finance the acquisition of the DCG; and (iii) Decora entered into a three year, $15.0 million secured revolving line of credit facility. Availability under the credit line is based on a factor of the amount of accounts receivable and inventory held by Decora. At November 10, 1999, borrowings under the credit line totaled $13,227.

Certain indirect subsidiaries of Hornschuch own two commercial real estate properties in Germany which are unrelated to its operating business and which collateralize bank loans totaling approximately $11,566. Currently, the properties are producing rental income sufficient to cover interest payments. Negotiations to sell the properties are at an advanced stage. While there is no guarantee that these negotiations will be completed in the near term, management believes the real estate can be sold at a price sufficient to repay the loans in full. Hornschuch could be required to pay the amount of any shortfall.

OUTLOOK

During the current fiscal year, the Company has substantially advanced its transition in North America from being a toll manufacturer into a vertically integrated consumer products company. A major objective is to continue to enhance the value of its consumer brands by capitalizing on each brand's strength and popularity in its respective region; Con-Tact(R) in North America and d-c-fix(R) in Europe. The Company has a strong distribution position in the housewares market in North America and primarily in the home furnishing market in Europe. The Company plans to capitalize on the Con-Tact(R) brand recognition and awareness in North America by expanding its product offerings beyond its housewares and shelving position into the other categories for which the European products are used. Similarly, by capitalizing on the same strengths of d-c-fix(R), the North American products, targeted for different applications, will expand the product offering in Europe. The Company recently presented its new Collections line to the trade which was well received. A new Arts & Crafts program and new packaging for the EtchArt line have also been developed. The other major objective in the short term is to continue to rebuild goodwill at certain customers where relationships had eroded due to alleged poor customer service from Rubbermaid. The Company has commenced legal action against Rubbermaid which is detailed in "Legal Proceedings".

As a result of the financing associated with the Rubbermaid Acquisition and Hornschuch Acquisition, the Company has substantial debt in relation to its shareholders' equity, as well as substantial debt service requirements that are significant compared to its cash flow from operations. At September 30, 1999, the Company had consolidated outstanding indebtedness of $154,714 representing approximately 89% of total capitalization. The Company's ability to service its debt will depend upon the

Company's future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. If the Company is unable to service its indebtedness, it may be required to alter its business plans, restructure or refinance its indebtedness or seek additional equity capital. There can be no assurance that the Company would be able to accomplish these objectives on terms acceptable to it, if at all.

The Company's foreign operations are conducted primarily through Hornschuch. The Company's European operations, representing approximately 58% of the Company's net sales for the six months ended September 30, 1999, are subject to special risks inherent in doing business outside the United States, including governmental instability, war and other international conflicts, civil and labor disturbances, requirements of local ownership, partial or total expropriation, nationalization, currency devaluation, foreign exchange controls and foreign laws and policies, each of which may limit the movement of assets or funds or result in the deprivation of contract rights or the taking of property without fair compensation.


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

With regard to the Company's primary computer systems, the Company's European operating subsidiary licenses and utilizes a comprehensive management information system which was installed in 1996/1997 and includes general ledger, accounts receivable, accounts payable and manufacturing control. This system is currently Year 2000 compliant.

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

In addition to its primary management information system, the Company utilizes personal computers, which function either on a stand-alone basis or as workstations on an integrated network. These computers utilize a variety of operating systems and software packages ranging from Windows NT to DOS platforms. The Company has completed its survey to detect non-compliant systems and believes that all of these systems can and will be made Year 2000 compliant prior to January 1, 2000 at little or no cost to the Company through software updates provided by the respective software vendors. Any full system replacements which were required have been replaced. The Company has completed the process of reviewing other equipment and systems in order to determine and remedy any potential Year 2000 Issues. All manufacturing systems have been reviewed for Year 2000 compliance. All in-house programmable Logic Controllers
(PLCs) and micro processor based Digital Drive Regulators were checked for Year 2000 compliance as of March 1, 1999. All equipment manufacturers were contacted regarding our PLCs, Digital Drives and PLC programs, and it was determined that there were no Year 2000 issues. The Company does not separately track the incremental costs incurred for the investigation, analysis and remedy of Year 2000 Issues. Such costs consist principally of related payroll costs of certain members of its systems and operations groups.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information about market risks for the six months ended September 30, 1999 does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

                             DECORA INDUSTRIES, INC.
                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On September 16, 1999, Decora Industries, Inc. and Decora, Incorporated (collectively, "Decora") commenced a legal action against Rubbermaid Incorporated in the United States District Court for the Northern District of Ohio. In the action, Decora has alleged causes of action for fraud and negligent misrepresentation in connection with Decora's acquisition in 1998 of Rubbermaid's Decorative Coverings Group. Decora claims that Rubbermaid fraudulently induced Decora into acquiring Rubbermaid's Decorative Coverings Group by means of certain material misrepresentations, including misrepresentations with respect to the status of certain of the Decorative Covering Group's major customer accounts. Decora seeks damages in excess of $14,000,000 as a result of Rubbermaid's wrongful acts. Decora is proceeding with the prosecution of the action.

         On April 1, 1999, Decora commenced a proceeding against Rubbermaid Incorporated with the American Arbitration Association. Decora has alleged causes of action for breach of contract, breach of fiduciary duty, fraud and deceit, conversion, breach of the covenant of good faith and fair dealing, constructive fraud, and money had and received. Decora's claims arise from Rubbermaid's failure to perform its obligations under a service agreement Decora entered into with Rubbermaid for a nine-month transition period subsequent to Decora's acquisition of Rubbermaid's Decorative Coverings Group. Decora seeks damages in excess of $2,500,000 as a result of Rubbermaid's wrongful acts. Decora is proceeding with the prosecution of its claims in the arbitration.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company believes that the transactions described below in which securities were sold were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as transactions not involving any public offerings. In each transaction, the number of investors was limited, the investors were provided with information about the Company and/or access to such information, and restrictions were placed on the resale of such securities.


Date              Title                     Amount                 Consideration
----              -----                     ------                 -------------

5/1/99            Options to purchase       405,000(1)             Services
                  Common Stock

8/3/99            Common Stock              400,000                Exchange of Warrants(2)



(1)Includes a total of 100,000 options issued to the Company's directors and a total of 305,000 options issued to the Company's employees. All of the options are exercisable at a price of $6.50. The grant of the options was made effective as of May 1, 1999, subject to the approval by the Company's stockholders. Such approval was obtained at the Company's Annual Meeting of Stockholders held on October 26, 1999.

(2)A holder of warrants to purchase 2,136,534 shares of the Company's Common Stock, warrants to purchase 69,557 shares of the Company's Series A Convertible Preferred Stock and contingent warrants to purchase Common Stock exchanged all of such warrants for 400,000 shares of the Company's Common Stock and a payment by the Company in the amount of $750,000.

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

Not Applicable.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

Not Applicable.


ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed or incorporated by reference as part of this Report.

(3) Articles of Incorporation and By-Laws

3.1      Certificate of Incorporation of DII filed on January 28, 1992. (1)

3.2 Amendment No. 1 to DII's Certificate of Incorporation filed on November 2, 1993. (4)

3.3 Certificate of Designation of Series A Preferred Stock of Decora Industries, Inc. dated September 26, 1997. (2)

3.4 Amendment No. 2 to DII's Certificate of Incorporation filed on December 29, 1997. (4)

3.5 Amendment No. 3 to DII's Certificate of Incorporation filed on December 29, 1997. (4)

3.6      By-laws of DII. (1)

(4) Instruments Defining the Rights of Security Holders

4.1      Certificate of Incorporation and By-laws (see Exhibits 3.1-3.6).

4.2      Form of Specimen Certificate. (3)

4.3 Form of Indenture dated as of April 29, 1998 among Decora Industries, Inc. as Issuer, Decora, Incorporated, Subsidiary Guarantors, and United States Trust Company of New York as Trustee. (3)

4.4 Form of 11% Senior Secured Notes due 2005 issued under Indenture dated as of April 29, 1998 (included as Exhibit A to Indenture). (3)

4.5 Form of Series B 11% Senior Secured Notes due 2005 issuable under Indenture dated as of April 29, 1998 (included as Exhibit B to Indenture). (3)

4.6 Form of Guarantee of Decora, Incorporated dated as of April 29 1998 (included as Exhibit G to Indenture). (3)

4.7 Form of Registration Rights Agreement dated as of April 29, 1998 among Lazard Freres & Co. LLC, Decora Industries, Inc. and
         Decora, Incorporated. (3)

(10) Material Contracts

10.1 Form of Employment Agreement effective as of June 2 , 1999 by and between DII and Robert L. Macdonald.

10.2 Form of Warrant Exchange Agreement dated as of August 3, 1999 between State Street Bank and Trust Company, as Trustee for the The Textron Master Trust, DII and Decora, Incorporated

10.3 Form of Amended and Restated Payment and Deferral Agreement dated as of September 23, 1999 between DII and Connecticut General Life Insurance Company, Cigna Property and Casualty Insurance Company, Cigna Mezzanine Partners II, L.P. and Century Indemnity Company.

(21) Subsidiaries of DII

21.1     Subsidiaries of Decora Industries, Inc. (4)

(27) Financial Data Schedule

27.1     Financial Data Schedule.

Notes:

(1) Previously filed as Exhibits to the Company's Report on Form 8-K dated November 5, 1992.

(2) Previously filed as Exhibit to the Company's Report on Form 8-K dated October 1, 1997.

(3) Previously filed as Exhibit to the Company's report on Form 10-K for the fiscal year ended March 31, 1998.

(4)      Previously filed as Exhibit to the Company's Registration Statement No.


(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three months ended September 30, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DECORA INDUSTRIES, INC.
(REGISTRANT)




BY /s/ Robert L. Macdonald
   ------------------------
Robert  L. Macdonald
Chief Financial Officer




DATED:  November 15, 1999