Form 10-Q
period 1999-12-31
DECORA INDUSTRIES INC
filed 2000-02-22
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 1999
                        Commission File Number 000-16072


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

                               Yes [X]   No [ ]

At February 11, 2000 there were 7,823,887 shares of Common Stock of the registrant outstanding.

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART 1         FINANCIAL INFORMATION

Item 1         Financial Statements

               Condensed Consolidated Balance Sheets
               as of December 31, 1999 and March 31, 1999         `       3-4

               Condensed Consolidated Statements of
               Income for the three and nine months ended
               December 31, 1999 and 1998                                   5

               Condensed Consolidated Statements of
               Cash Flows for the nine months ended
               December 31, 1999 and 1998                                   6

               Notes to Condensed Consolidated
               Financial Statements                                         7

Item 2         Management's Discussion and Analysis of
               Financial Condition and Results of Operations               11

Item 3         Quantitative and Qualitative Disclosures about
               Market Risk                                                 17

PART II        OTHER INFORMATION                                           18

SIGNATURES                                                                 22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             DECORA INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                DECEMBER 31, 1999       MARCH 31, 1999
                                                                -----------------       --------------
                                                                   (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                                           $    555              $  6,158
  Restricted cash                                                           50                   504
  Accounts receivable, less allowance                                   30,269                26,826
  Inventories                                                           35,806                42,676
  Prepaid expenses and other current assets                              2,072                 1,811
                                                                      --------              --------

         Total current assets                                           68,752                77,975

Property and equipment, net                                             52,308                54,341

Goodwill and other intangibles, net                                     78,652                78,081

Deferred income taxes                                                    3,462                 3,769

Deferred financing costs, net                                            3,882                 4,171

Other assets                                                             3,986                 2,402
                                                                      --------              --------

          Total assets                                                $211,042              $220,739
                                                                      ========              ========

      See accompanying Notes to Condensed Consolidated Financial Statements

                             DECORA INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      DECEMBER 31, 1999          MARCH 31, 1999
                                                                                      -----------------          --------------
                                                                                          (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                          $  12,339               $  11,547
  Accrued liabilities                                                                           8,415                  12,438
  Accrued interest                                                                              2,503                   5,293
  Current portion of long-term debt                                                             5,890                   9,467
  Deferred income taxes                                                                         1,179                     242
  Other current liabilities                                                                     2,612                   4,331
                                                                                            ---------               ---------

       Total current liabilities                                                               32,938                  43,318

Long-term debt                                                                                148,461                 140,562

Pension obligation                                                                             13,153                  14,634
                                                                                            ---------               ---------

       Total liabilities                                                                      194,552                 198,514
                                                                                            ---------               ---------

Minority interest in subsidiary                                                                 2,939                   3,360
                                                                                            ---------               ---------

Shareholders' equity:
  Preferred stock, $.01 par value;
    5,000 shares authorized, none issued                                                           --                      --
  Common stock, $.01 par value;
    20,000 shares authorized; 7,824 and 7,342 shares issued
    and outstanding at December 31, 1999 and March 31, 1999,
    respectively                                                                                   74                      73
  Additional paid-in capital                                                                   33,127                  33,634
  Accumulated deficit                                                                         (16,246)                (13,307)
  Cumulative translation adjustment                                                            (2,827)                   (918)
  Additional minimum pension liability                                                           (577)                   (617)
                                                                                            ---------               ---------

       Total shareholders' equity                                                              13,551                  18,865
                                                                                            ---------               ---------

       Total liabilities and shareholders' equity                                           $ 211,042               $ 220,739
                                                                                            =========               =========

      See accompanying Notes to Condensed Consolidated Financial Statements

                             DECORA INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                   THREE MONTHS ENDED DECEMBER  31,              NINE MONTHS ENDED DECEMBER  31,
                                                   --------------------------------              --------------------------------
                                                     1999                   1998                   1999                   1998
                                                   ---------              ---------              ---------              ---------
Net sales                                          $  38,002              $  41,174              $ 125,788              $ 136,670

Cost of goods sold                                    29,605                 26,641                 86,490                 88,009
                                                   ---------              ---------              ---------              ---------

Gross profit                                           8,397                 14,533                 39,298                 48,661

Selling, general and administrative
   expenses                                           10,257                  9,056                 31,721                 31,423
                                                   ---------              ---------              ---------              ---------

Operating income (loss)                               (1,860)                 5,477                  7,577                 17,238

Interest expense, net                                  4,038                  3,774                 11,935                 10,446
                                                   ---------              ---------              ---------              ---------

Income (loss) before income taxes,
  minority interest and extraordinary
  item                                                (5,898)                 1,703                 (4,358)                 6,792

Income tax provision (benefit)                        (2,367)                   811                 (1,625)                 2,926
                                                   ---------              ---------              ---------              ---------

Income (loss) before minority interest
  and extraordinary item                              (3,531)                   892                 (2,733)                 3,866

Minority interest in earnings of subsidiary              (10)                   407                    206                    766
                                                   ---------              ---------              ---------              ---------

Income (loss) before extraordinary item               (3,521)                   485                 (2,939)                 3,100

Extraordinary item, net of income taxes                   --                     --                     --                 (2,019)
                                                   ---------              ---------              ---------              ---------

Net income (loss)                                  $  (3,521)             $     485              $  (2,939)             $   1,081
                                                   =========              =========              =========              =========

Per share of common stock:

Income (loss) before extraordinary item
  Basic                                            $   (0.45)             $    0.06              $   (0.38)             $    0.42
  Diluted                                              (0.45)                  0.05                  (0.38)                  0.36

Extraordinary item
  Basic                                                   --                     --                     --                  (0.28)
  Diluted                                                 --                     --                     --                  (0.24)

Net income (loss)
  Basic                                                (0.45)                  0.06                  (0.38)                  0.14
  Diluted                                              (0.45)                  0.05                  (0.38)                  0.12

      See accompanying Notes to Condensed Consolidated Financial Statements

                             DECORA INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1999                    1998
                                                                 ---------              ---------
Cash flows from operating activities:
   Net income (loss)                                             $  (2,939)             $   1,081
   Adjustments to reconcile net income
    to net cash provided by operating activities:
     Extraordinary item, net of income  taxes                           --                  2,019
     Depreciation and amortization                                   6,964                  7,329
     Amortization of debt discounts and fees                           812                    720
     Minority interest in earnings of subsidiary                       206                    766
     Deferred tax provision                                          1,358                     --
     Net changes in current assets and liabilities                  (6,141)                (1,779)
     Other, net                                                     (3,158)                (1,027)
                                                                 ---------              ---------

Net cash provided by (used in) operating activities                 (2,898)                 9,109
                                                                 ---------              ---------

Cash flows from investing activities:
    Acquisitions                                                    (3,398)               (66,780)
    Reduction in notes receivable                                       --                    305
    Purchase of property and equipment                              (5,101)                (7,732)
                                                                 ---------              ---------

Net cash used in investing activities                               (8,499)               (74,207)
                                                                 ---------              ---------

Cash flows from financing activities:
    Issuance of long-term debt                                      13,467                110,086
    Repayment of long-term debt                                     (6,072)               (29,166)
    Change in short-term borrowing                                  (1,078)                 7,787
    Proceeds from exercise of options                                  120                     --
    Payment of warrant exchange obligations                           (975)                  (200)
    Payment of debt penalties and fees                                  --                 (7,087)
                                                                 ---------              ---------
Net cash provided by financing
  activities                                                         5,462                 81,420
                                                                 ---------              ---------

Effect of exchange rate fluctuations on cash
  and cash equivalents                                                (122)                   818
                                                                 ---------              ---------

Net increase (decrease) in cash and cash equivalents                (6,057)                17,140
Cash and cash equivalents at beginning of period                     6,662                  1,807
                                                                 ---------              ---------
Cash and cash equivalents at end of period                       $     605              $  18,947
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

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

NOTE 2 - Inventories

Inventories at December 31, 1999 and March 31, 1999 consisted of the following (in thousands):

                                DECEMBER  31, 1999     MARCH 31, 1999
                                ------------------     --------------
         Raw Materials                $ 7,046              $ 8,018
         Work-in-Process                6,939                8,832
         Finished Goods                21,821               25,826
                                      -------              -------
                                      $35,806              $42,676
                                      =======              =======

NOTE 3 - Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

                                                       Three Months Ended                          Nine Months Ended
                                                           December 31,                               December 31,
                                                  -----------------------------               -----------------------------
                                                   1999                  1998                  1999                  1998
                                                  -------               -------               -------               -------
Net income (loss)                                 $(3,521)              $   485               $(2,939)              $ 1,081
Cumulative translation adjustment                  (1,376)                  121                (1,910)                2,209
Additional minimum pension liability                   35                    --                    40                    --
                                                  -------               -------               -------               -------
                                                  $(4,862)              $   606               $(4,809)              $ 3,290
                                                  =======               =======               =======               =======

NOTE 4 - Net Income Per Share

The Company adopted SFAS No. 128, as required, in the quarter ended December 31, 1997 with all prior periods being restated. The adoption did not have a significant impact on net income (loss) per common share reported for the three and nine months ended December 31, 1999 and 1998.

The number of shares of common stock and common stock equivalents used in the computation of net income (loss) per common share, assuming dilution for each period, is the weighted average number of common shares outstanding during the periods and, if dilutive, common stock options, warrants and convertible securities which are considered common stock equivalents. The following is a reconciliation of the denominators for determining basic and diluted net income
(loss) per common share for the three and nine months ended December 31, 1999 and 1998. The denominators for the three and nine months ended December 31, 1999 are the same for both calculations as including the contingently issuable shares and options/warrants would have been anti-dilutive. The numerators were the same for both calculations for all periods (in thousands):

                                                Three Months Ended                    Nine Months Ended
                                                    December 31                           December 31
                                              ------------------------              ------------------------
                                              1999               1998               1999               1998
                                              -----              -----              -----              -----
Weighted average shares:

Shares outstanding at beginning
         of period                            7,824              7,340              7,342              7,331
Shares issued                                    --                 --                295                  4
                                              -----              -----              -----              -----

Shares used in the calculation
          of Basic EPS                        7,824              7,340              7,637              7,335

Effect of dilutive securities:
  Contingently issuable shares                   --                339                 --                339
   Options/Warrants                              --              1,091                 --              1,058
                                                                 -----              -----              -----

Adjusted weighted average shares              7,824              8,770              7,637              8,732
                                              =====              =====              =====              =====

The total number of shares of common stock and common stock equivalents that were not included in the computation of diluted income per common share because they were anti-dilutive was approximately 2,824 and 752 for the three months ended December 31, 1999 and 1998, respectively, and approximately 2,824 and 752 for the nine months ended December 31, 1999 and 1998, respectively.

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

OPERATING SEGMENTS

                                NET SALES (000'S)

                                THREE MONTHS ENDED                           NINE MONTHS ENDED
                                    DECEMBER 31,                                DECEMBER 31,
                          ------------------------------              ------------------------------
                            1999                  1998                  1999                  1998
                          --------              --------              --------              --------
Consumer                  $ 24,945              $ 27,688              $ 85,769              $ 96,263
Industrial                  13,057                13,486                40,019                40,407
                          --------              --------              --------              --------

Consolidated              $ 38,002              $ 41,174              $125,788              $136,670
                          ========              ========              ========              ========

                            OPERATING PROFITS (000'S)

                                                     THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                         DECEMBER 31,                                DECEMBER 31,
                                               -------------------------------              -------------------------------
                                                 1999                   1998                  1999                   1998
                                               --------               --------              --------               --------
Consumer                                       $    181               $  5,670              $  8,140               $ 17,990
Industrial                                         (991)                   821                 1,553                  1,917
                                               --------               --------              --------               --------
Total segment                                      (810)                 6,491                 9,693                 19,907
General corporate expenses                        1,050                  1,014                 2,116                  2,669
                                               --------               --------              --------               --------
                                                 (1,860)                 5,477                 7,577                 17,238

Interest expense, net                             4,038                  3,774                11,935                 10,446
                                               --------               --------              --------               --------

Consolidated income (loss) before
    income taxes, minority
    interest and extraordinary
    item                                       $ (5,898)              $  1,703              $ (4,358)              $  6,792
                                               ========               ========              ========               ========

NOTE 6 - Recent Litigation

In September 1999, the Company filed a complaint in Federal District Court in Ohio against Rubbermaid Incorporated. The complaint alleges fraud and misrepresentation by Rubbermaid Incorporated relative to representations made to the Company during the acquisition of Rubbermaid's Decorative Coverings Group. The complaint seeks damages resulting from Rubbermaid's actions. See also Part II, Item 1 Legal Proceedings.

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

Prior to October 1997, the Company was operating primarily as a toll manufacturer under an exclusive agreement with Rubbermaid Incorporated ("Rubbermaid") with approximately 90% of its sales to Rubbermaid. Since October 1, 1997, the Company has been transforming itself into a vertically integrated, world-wide leader in the self-adhesive consumer decorative products category through a series of acquisitions and restructuring of operations including the following:

    - The October 1, 1997 acquisition of approximately 73.2% of the shares of Konrad Hornschuch AG (since increased to approximately 90% as of December 31, 1999) by the Company's wholly-owned subsidiary, Decora Industries Deutschland GmbH (the "Hornschuch Acquisition"). At the last shareholders' meeting of Konrad Hornschuch AG, which was held on December 22, 1999, a resolution was adopted to convert Hornschuch from an AG, a publicly traded stock corporation, to a private entity in the form of a limited partnership.
    - The April 29, 1998 acquisition of certain assets from Rubbermaid (the "Rubbermaid Acquisition"), including the Con-Tact(R) brand name, which constituted Rubbermaid's Decorative Coverings Group (the "DCG").
    -   The acquisition of EtchArt .
    - The establishment of a totally new organization in North America, including sales, marketing, customer service, distribution and financial operations, together with associated computer systems. Prior to the current fiscal year these functions had been provided by Rubbermaid.

The following amounts are reflected in thousands:

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 VS. THREE MONTHS ENDED DECEMBER 31, 1998.

Net sales for the three months ended December 31, 1999 were $38,002 as compared with net sales of $41,174 for the three months ended December 31, 1998. The change of $3,172 resulted, in part, from decreases in net sales at the North American operations of approximately $1,453, primarily as a result of distribution issues arising from the transition from Rubbermaid's distribution system, conversion of product packaging to the Con-Tact(R) brand to eliminate reference to Rubbermaid and some reduction of SKUs. The reported lower net sales of $1,719 at the Company's foreign operations, Hornschuch, is due to an unfavorable foreign currency translation adjustment (German marks to U.S. dollar) in the current year quarter which reduced net sales by approximately $3,400, partially offset by sales gains achieved principally in their laminates business.

Gross profit was $8,397, or 22.1% of net sales, for the three months ended December 31, 1999, as compared with $14,533, or 35.3% of net sales, for the three months ended December 31, 1998. The lower gross profit at the North American operations of $3,774 is primarily attributable to the excess costs related to the transition of assets and operations from Rubbermaid. Recovery of these excess costs forms part of the Company's lawsuit against Rubbermaid which is discussed in more detail in Part II, Item 1. The largest component adversely impacting gross profit was the recording of a one-time charge of $3,000 (representing approximately 7.9% of total Company sales in the quarter), being the current book value of slow-moving and excess inventory related to the Rubbermaid transition which is now being disposed of, and an exceptionally high level of sales allowances and lower sales in the current year quarter. The decrease in gross profit at Hornschuch was $2,362, of which $1,100 was due to adverse foreign currency translation (German mark to U.S. dollar), as compared to the exchange rate in the prior year quarter. The balance was primarily due to higher levels of sales allowances and an unfavorable product mix in the current year quarter as sales of lower-margin industrial products represented a higher percentage of sales.

Selling, general and administrative expenses were $10,257 or 27.0% of net sales, for the three months ended December 31, 1999 as compared with $9,056 or 22.0% of net sales, in the three months ended December 31, 1998. Of the increase of $1,201, approximately $965 was at Hornschuch due to termination benefits incurred and provided for workforce reductions which began in the third quarter and will be complete by June 30, 2000 and a higher level of warranty expenses in the laminates business. The balance of the increase was in the North American operations which operated with a fully developed sales, marketing, supply chain and accounting infrastructure in place, as compared with the prior year quarter when these functions were in transition from Rubbermaid, partially offset by a decrease in variable expenses due to the lower North American sales discussed above.

Interest expense, net was $4,038 for the three months ended December 31, 1999 as compared with $3,774 in the prior year quarter. The increase of $264 is principally due to the current year quarter reflecting higher average borrowings as compared with the prior year quarter.

As a result of the above, the Company recorded a $5,898 loss before income taxes, minority interest and extraordinary item in the three months ended December 31, 1999, as compared with income of $1,703 in the three months ended December 31, 1998.

As a result of the above-noted changes, a $3,178 decrease in the provision for income taxes and a $417 decrease in the deduction for the minority interest in earnings of Hornschuch, a net loss of $3,521 for the three months ended December 31, 1999 was recorded as compared to net income of $485 for the three months ended December 31, 1998.


NINE MONTHS ENDED DECEMBER 31, 1999 VS. NINE MONTHS ENDED DECEMBER 31, 1998

For the nine months ended December 31, 1999 the Company has operated in North America for the first time as a vertically integrated consumer products company with its newly developed infrastructure. Since the Condensed Consolidated Statements of Income of the Company for the nine months ended December 31, 1998 reflect the effects of only eight months of results from the Rubbermaid Acquisition, during which time the Company was operating under the transition agreement with Rubbermaid, the results for the nine months ended December 31, 1999 are not directly comparable with those of the nine months ended December 31, 1998.

Net sales for the nine months ended December 31, 1999 were $125,788 as compared with net sales of $136,670 for the nine months ended December 31, 1998. The change of $10,882 resulted from decreases in net sales at Hornschuch and the North American operations of approximately $7,197 and $3,685, respectively. The decrease in net sales at Hornschuch is principally due to two factors: 1) In the first nine months of fiscal year 1999, sales to customers in Russia, primarily to a single customer, were at an unusually high level. The Russian economy collapsed at the end of the second quarter of fiscal 1999, and since that time sales to Eastern Europe have declined sharply. As a result, sales to all customers in Russia for the first nine months of fiscal 2000 were approximately $5,300 less than the prior year period. 2) An unfavorable foreign currency translation adjustment (German marks to U.S. dollar) in the current year period reduced net sales by approximately $5,700 as compared with the prior year period. These two factors were partially offset by sales gains achieved in Hornschuch's laminates business. The lower net sales in North American operations is primarily a result of manufacturing and distribution issues arising from the transition from Rubbermaid's distribution system, conversion of product packaging to the Con-Tact(R) brand to eliminate reference to Rubbermaid and some reduction of SKUs.

Gross profit was $39,298, or 31.3% of net sales, for the nine months ended December 31, 1999, as compared to $48,661 or 35.6% of net sales in the prior year period. The decrease, which occurred primarily in the third quarter, was a result of a decrease in gross profit at Hornschuch of $4,424, primarily due to the reduction in higher margin sales to customers in Russia discussed above, higher levels of sales allowances and an unfavorable product mix in the current year period. The decrease in gross margin at the North American operations of $4,939 of which $3,774 occurred in the third quarter, was due to the recording of a one time charge of $3,000 (approximately 2.4% of total Company net sales) in the current year period relative to the slow moving and excess inventory related to the Rubbermaid transition, a higher level of sales allowances and lower sales volumes in the current year period.

Selling, general and administrative expenses were $31,712 or 25.2% of net sales, for the nine months ended December 31, 1999 as compared with $31,423 or 23.0% of net sales, in the nine months ended December 31, 1998. The increase of $289 was principally a result of higher expenses in the North American operations which operated throughout the nine months ended December 31, 1999 with a fully developed sales, marketing, supply chain and accounting infrastructure in place, as compared with the prior year period when these functions were in transition from Rubbermaid, partially offset by a decrease in variable expenses due to the lower sales discussed above.

Interest expense, net was $11,935 for the nine months ended December 31, 1999 as compared with $10,446 in the prior year period. The increase of $1,489 is principally due to the current year period reflecting nine months of interest expense relative to the $112,750 of senior secured notes issued April 29, 1998 (the "Notes") as compared with eight months of interest expense in the prior year period and higher average balances on other borrowings in the current year period as compared with prior year.

As a result of the above, the Company recorded a loss before income taxes, minority interest and extraordinary item of $4,358 in the nine months ended December 31, 1999, as compared with income of $6,792 in the nine months ended December 31, 1998.

The Company recognized an extraordinary charge of $2,019 (net of income taxes) in the nine months ended December 31, 1998 associated with the debt refinancing and the Rubbermaid Acquisition in April 1998.

As a result of the above-noted changes, a $4,551 decrease in the provision for income taxes and a $560 decrease in the deduction for the minority interest in earnings of Hornschuch, a net loss of $2,939 was recorded for the nine months ended December 31, 1999, as compared with net income of $1,081 for the nine months ended December 31, 1998.



LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash flow are cash from operations and borrowings under its credit facilities. The Company's primary capital requirements include debt service, capital expenditures, working capital needs and financing of acquisitions.

As shown on the Condensed Consolidated Balance Sheets, the Company's net working capital was $34,657 at March 31, 1999 as compared to $35,814 at December 31, 1999, an increase of $1,157. This is primarily due to decreases in the current portion of long-term debt, accrued liabilities, accrued interest and other accrued liabilities, and an increase in accounts receivable which, in part, reflects the transition, late in fiscal 1999, from a single customer (Rubbermaid) remitting on a fixed payment schedule to a multi-customer structure. These movements were largely offset by decreases in cash and cash equivalents and inventories.

During December 1999, the Company became aware that its subsidiary Decora, Incorporated had failed to meet a certain covenant of its Credit Facility as at September 30, 1999. Decora, Incorporated's lender waived this violation and, in addition, agreed to modify the terms of the Credit Facility, availability under which is based on a factor of the amount of accounts receivable and inventory held by Decora, Incorporated, to provide more liquidity against its inventories. As at December 31, 1999 and currently, Decora, Incorporated is in compliance with all the covenants of its Credit Facility. Hornschuch has lines of credit with three major German banks. At February 11, 2000, the Company had available unused lines of credit amounting to $8,200. Consolidated cash balances as of December 31, 1999 were $605 of which $50 was restricted as to use.

As discussed in the Outlook section, the Company has substantial debt in relation to its shareholders' equity, as well as substantial debt service requirements that are significant compared to its cash flow from operations. To further ensure adequate liquidity to meet future debt obligations in addition to cash from operations, management is pursuing several alternatives, including liquidation of excess inventory and sale of non-production assets. Management believes it will continue to meet its debt obligations through the actions described above, although no assurances can be given.

Net cash flow used in operating activities for the nine months ended December 31, 1999 was $2,898 versus cash flow provided by operating activities of $9,109 for the nine months ended December 31, 1998. The change of $12,007 was primarily due to the decrease of net income of $4,020 , the extraordinary charge reflected in the prior year period of $2,019 and the net change of $4,362 in current assets and liabilities noted above.

Net cash flow used in investing activities for the nine months ended December 31, 1999 was $8,499 as compared with $74,207 in the prior year period. The change resulted primarily from the effect of the Rubbermaid Acquisition in the prior year period.

Net cash provided by financing activities in the nine months ended December 31, 1999 was $5,462 as compared with $81,420 in the nine months ended December 31, 1998. The change was primarily a result of the issuance of the Notes in the prior year period, partially offset by the use of a portion of the proceeds to repay existing long-term debt.

Capital expenditures for the nine months ended December 31, 1999 were $5,101 (including expenditures of $3,906 at Hornschuch) versus $7,732 for the nine months ended December 31, 1998. Capital expenditures for the current fiscal year are anticipated to be significantly lower than prior fiscal years.

The Company currently owns, through Decora Industries Deutschland GmbH approximately 90% of the outstanding shares of a foreign entity (Hornschuch). As a result, the Company's consolidated operations and cash flow have become significantly exposed to changes in exchange rates between the U.S. dollar and the German Mark/Euro. To date, the Company has engaged in limited hedging transactions to protect against fluctuations in exchange rates. Although the Company plans to utilize limited hedging strategies in the future as the need arises, its profitability will continue to be affected by fluctuations in foreign exchange rates.

Concurrent with the Rubbermaid Acquisition, DII issued the Notes with an original issue discount of $2,664 resulting in gross cash proceeds of $110,086. Interest on the notes is paid semi-annually and no principal payments are required prior to maturity on May 1, 2005. In addition, (i) Hornschuch borrowed approximately $10,000 under its secured credit facilities, which it loaned to Decora, Incorporated pursuant to a secured inter-company note, the proceeds of which were used by Decora, Incorporated to partially finance the acquisition of the DCG; and (ii) Decora, Incorporated entered into the three year, $15,000 secured Credit Facility.

Certain indirect subsidiaries of Hornschuch own two commercial real estate properties in Germany which are unrelated to its operating business and which collateralize bank loans totaling approximately $10,018. Currently, the properties are producing rental income sufficient to cover interest payments. Negotiations to sell the properties are at an advanced stage. While there is no guarantee that these negotiations will be completed in the near term, management believes the real estate can be sold at a price sufficient to repay the loans in full. Hornschuch could be required to pay the amount of any shortfall.

OUTLOOK

During the current fiscal year, the Company has substantially advanced its transition in North America from being a toll manufacturer into a vertically integrated consumer branded products company. A major objective is to continue to enhance the value of the Company's consumer brands by capitalizing on each brand's strength and popularity in its respective region; Con-Tact(R) in North America and d-c-fix(R) in Europe. The Company has a strong distribution position in the housewares market in North America and primarily in the home furnishing market in Europe. The Company has started to capitalize on the Con-Tact(R) brand recognition and awareness in North America by expanding its product offerings beyond its housewares and shelving position into the other categories for which the European products are used. Similarly, by capitalizing on the same strengths of d-c-fix(R), the North American products, targeted for different applications, have started to expand the product offering in Europe. The Company continues to present its new Collections line to the trade which is being well received. A new Arts & Crafts program and new packaging for the EtchArt line have also been developed. The Company began shipment of its new Collections product line to both domestic and export customers in late December. In addition, following annual line reviews the Company has recently been appointed exclusive supplier with category manager status at certain major customers. The other major objective in the short term is to continue to rebuild goodwill at certain customers where relationships had eroded due to poor customer service from Rubbermaid. In this connection, the Company is vigorously pursuing legal action against Rubbermaid which is detailed in Part II, Item 1. "Legal Proceedings".

As a result of the financing associated with the Rubbermaid Acquisition and Hornschuch Acquisition, the Company has substantial debt in relation to its shareholders' equity, as well as substantial debt service requirements that are significant compared to its cash flow from operations. At December 31, 1999, the Company had consolidated outstanding indebtedness of $154,351 representing approximately 92% of total capitalization. The Company's ability to service its debt will depend upon the Company's future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. If the Company is unable to service its indebtedness, it may be required to alter its business plans, restructure or refinance its indebtedness or seek additional equity capital. There can be no assurance that the Company would be able to accomplish these objectives on terms acceptable to it, if at all.

The Company's foreign operations are conducted primarily through Hornschuch. The Company's European operations, representing approximately 61% of the Company's net sales for the nine months ended December 31, 1999, are subject to special risks inherent in doing business outside the United States, including governmental instability, war and other international conflicts, civil and labor disturbances, requirements of local ownership, partial or total expropriation, nationalization, currency devaluation, foreign exchange controls and foreign laws and policies, each of which may limit the movement of assets or funds or result in the deprivation of contract rights or the taking of property without fair compensation.


YEAR 2000 RISKS

Prior to January 1, 2000, the Company had completed the process of reviewing all equipment and systems in order to determine and remedy any potential Year 2000 issues, and had also completed the process of reviewing the Year 2000 compliance status with its vendors and customers. The Company, to date, has not experienced any service disruptions as a result of the Year 2000 issues.





ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information about market risks for the nine months ended December 31, 1999 does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

                             DECORA INDUSTRIES, INC.
                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 1, 1999, Decora Industries, Inc. and Decora, Incorporated (collectively, "Decora") commenced a proceeding against Rubbermaid Incorporated with the American Arbitration Association. Decora has alleged causes of action for breach of contract, breach of fiduciary duty, fraud and deceit, conversion, breach of the covenant of good faith and fair dealing, constructive fraud, and money had and received. Decora's claims arise from Rubbermaid's failure to perform its obligations under a service agreement Decora entered into with Rubbermaid for a nine-month transition period subsequent to Decora's acquisition of Rubbermaid's Decorative Coverings Group. Decora seeks damages in excess of $5,000,000 as a result of Rubbermaid's wrongful acts. Decora is proceeding with the prosecution of its claims in the arbitration. The date of the arbitration hearing is April 24, 2000.

On September 16, 1999, Decora commenced a legal action against Rubbermaid Incorporated in the United States District Court for the Northern District of Ohio. In the action, Decora has alleged causes of action for fraud and negligent misrepresentation in connection with Decora's acquisition in 1998 of Rubbermaid's Decorative Coverings Group. Decora claims that Rubbermaid fraudulently induced Decora into acquiring Rubbermaid's Decorative Coverings Group by means of certain material misrepresentations, including misrepresentations with respect to the status of certain of the Decorative Covering Group's major customer accounts. Decora seeks damages in excess of $14,000,000 as a result of Rubbermaid's wrongful acts. The parties have agreed to arbitrate this matter before the American Arbitration Association. The date of the arbitration is August 28, 2000.

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

Date           Title                        Amount        Consideration
--------       -------------------          ---------     -------------
10/18/99       Options to purchase          50,000(1)     Services
               Common Stock

(1) Represents employee stock options granted during the quarter ended December 31, 1999. The options are exercisable for a period of five years at a price of $4.625, subject however, to the provisions of a stock option agreement between the Company and the recipient. The grant of the options was made subject to the approval of the Decora Industries, Inc. 1999 Stock Option Plan by the Company's stockholders. Such approval was obtained at the Company's Annual Meeting of Stockholders held on October 26, 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Company held its Annual Meeting of Shareholders on October 26, 1999.

        (b) The following individuals were nominated and elected to serve as directors:

                Nathan Hevrony, Roger Grafftey-Smith, Gabriel Thomas, Stephen H. Verchick, and Ronald Artzer.

        (c)     The shareholders voted as follows on the following matters:


                  1. Election of directors. The voting result for each nominee is as follows:

        NAME                                 VOTES FOR                   VOTES WITHHELD
--------------------                         ---------                   --------------

Nathan Hevrony                               6,194,305                       276,851

Roger Grafftey-Smith                         6,194,305                       276,851

Gabriel Thomas                               6,194,305                       276,851

Stephen H. Verchick                          6,198,305                       272,851

Ronald Artzer                                6,198,305                       272,851

                  2. Decora Industries, Inc. 1999 Stock Option Plan was approved by a count of 1,919,136 votes for, 385,215 votes against, 20,694 votes abstaining and 4,146,110 broker non-votes.

                  3. The reappointment of the Company's independent public accountants for the 2000 fiscal year was approved by a count of 6,454,416 votes for, 11,130 votes against, and 5,610 votes abstaining.

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

27.1    Financial Data Schedule.

Notes:

(1) Previously filed as Exhibits to the Company's Report on Form 10-K for the fiscal year ended March 31, 1992.

(2) Previously filed as Exhibit to the Company's Report on Form 8-K dated October 1, 1997.

(3) Previously filed as Exhibit to the Company's report on Form 10-K for the fiscal year ended March 31, 1998.

(4) Previously filed as Exhibit to the Company's Registration Statement No. 333-58989 on Form S-4 filed on July 13, 1998.


(b) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the three months ended December 31, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECORA INDUSTRIES, INC.
(REGISTRANT)

BY /s/ Robert L. Macdonald
   ----------------------------------

Robert  L. Macdonald
Chief Financial Officer

DATED:  February 18, 2000