Form 10-K
period 2000-03-31
DECORA INDUSTRIES INC
filed 2000-07-14
CIK 743029

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-K




[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______ .



                         Commission File Number: 0-16072

                             DECORA INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       68-0003300
(State or other jurisdiction of            I.R.S. Employer Identification No.)
 incorporation or organization)

          1 MILL STREET
       FORT EDWARD, NEW YORK                                12828
(Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code)     (518) 747-6255


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

        Indicate by check mark if disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of July 12, 2000, the Registrant had 7,823,886 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates as of July 12, 2000, was approximately $3,607,860 based on the closing price of the registrant's common stock on The Nasdaq National Market on that date.


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

HISTORY OF THE COMPANY

DII is a Delaware corporation organized in 1992. Decora was incorporated in New York in 1990. In 1992, Utilitech Incorporated, a Delaware corporation, and then the holder of all of the outstanding shares of Decora, was merged into DII, with DII remaining as the surviving corporation. The Company's primary lines of business, self-adhesive consumer decorative products, are best known under the brands Con-Tact and d-c-fix. Con-Tact self-adhesive consumer products were first introduced in the United States in the 1950's by Decora's upstate New York operation which was formerly known as the Decora Division of United Merchants and Manufacturers, Inc. ("UM&M"). This operation developed and introduced the line and has always been its manufacturer; however, from 1981 through April 1998, Con-Tact products were distributed by Rubbermaid Incorporated ("Rubbermaid") pursuant to an exclusive distribution and manufacturing agreement, initially, between Rubbermaid and UM&M, and later, between Rubbermaid and the Company after the Company acquired the Decora Division assets from UM&M. UM&M sold the Con-Tact brand name to Rubbermaid in 1983. The Company's predecessor-in-interest, Utilitech, Incorporated, acquired the Decora Division assets from UM&M in 1990 and the Company maintained the established relationship with Rubbermaid until April 1998, when the Company acquired the Con-Tact brand name back from Rubbermaid along with all the assets, product lines and market position of Rubbermaid's entire Decorative Coverings Group ("DCG"). At the time of the 1990 acquisition, the Company was a holding company for numerous disparate industrial and telecommunication services businesses. In the early 1990's, a decision was made to rationalize these disparate businesses to focus on the Company's core decorative products business. Consequently, the Company underwent a significant divestiture program (which was completed in 1995) and in 1992 changed its name to "Decora Industries, Inc." to better reflect its core business. After completing this divestiture program, the Company was primarily a contract manufacturer of Con-Tact brand products for Rubbermaid and it focused on improving manufacturing efficiencies, broadening its product lines and enhancing its relationship with Rubbermaid.

On October 1, 1997, the Company changed the course of its business significantly by acquiring a majority interest in one of the largest manufacturers and marketers of consumer decorative products in Europe, along with one of the most well known self-adhesive consumer brands, thus beginning the transformation into a vertically integrated, branded consumer products company. On that date, the Company acquired 73.2% of the voting stock of Hornschuch through its newly formed subsidiary, DI Deutschland (the "Hornschuch Acquisition"), a German corporation organized in 1997. Since October 1997, DII Deutschland has since increased its ownership of Hornschuch to approximately 90%. Hornschuch, which was one of the world's largest independent manufacturers and marketers of consumer self-adhesive products, is best known for its d-c-fix brand, which is one of the most popular brands of such products outside of the United States. Hornschuch also manufactures decorative and functional films for use by original equipment manufacturers ("OEM's") in the automotive, building, furniture, handbag, shoe and interior decoration markets.

Soon after the Hornschuch Acquisition, the Company entered into an acquisition agreement with Rubbermaid for the assets of the DCG (the "Rubbermaid Acquisition"). The Rubbermaid Acquisition was completed on April 29, 1998 and included all the assets and brand names associated with three product lines: (i) the Con-Tact self-adhesive product line, which is manufactured by Decora, (ii) the Shelf Liner light-adhesive line, which was previously manufactured by Rubbermaid, and (iii) the Grip Line non-adhesive covering line, which is manufactured by third parties.

The Rubbermaid Acquisition completed the transformation of the Company from a contract manufacturer of products for others to its current position as one of the world's largest vertically integrated manufacturers and marketers of branded consumer self-adhesive products.

In April 1999, the Company acquired the assets of EtchArt Inc., a manufacturer of "Wallpaper" for Windows(TM), a line of window and glass coverings. This acquisition complements the Company's strategy to diversify its core strength in shelf lining products and additional distribution channels.

NARRATIVE DESCRIPTION OF THE BUSINESS

GENERAL

The Company is a manufacturer and marketer of branded, consumer, self-adhesive decorative and surface coverings and of specialty industrial and commercial products. The Company markets its consumer products primarily under the Con-Tact and d-c-fix brands. These two consumer brands are considered to be two of the most recognized brands of such products in the world, especially in the United States and Europe. In the United States, the primary market for the Con-Tact brand, products are distributed to leading retailers such as K-mart, Target, The Home Depot and Wal-Mart where the products occupy prominent shelf space. Similarly, in Germany, Italy and the Czech Republic, d-c-fix products are sold directly to retail chains such as Brico, Metro and OBI. In the remainder of Western Europe, Eastern Europe, South America, Africa, the Middle East and the Far East, products under both brands are sold and distributed through a network of approximately 45 wholesalers, independent distributors and agents.

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

INDUSTRY OVERVIEW

The Company operates within two segments: consumer household products and industrial products. During the fiscal year ended March 31, 2000, sales of consumer products and industrial products represented 67% and 33% of total revenues, respectively. The Company's branded consumer products are manufactured through the conversion of various films into complete functional, packaged goods. These products are sold by retailers to consumers for a wide range of applications including shelf lining, glass covering, furniture and door repair and resurfacing, arts and crafts and general surface protection. Consumers purchase these products based upon their ease of application, design, durability and price. The products are sold in a wide variety of retail stores, ranging from mass-merchants like Wal-Mart to individual, independently owned food, drug and hardware stores.

The Company's manufacturing processes enable it to sell converted films beyond its consumer lines into various industrial sectors. Various printed, coated and textured films are sold to users and OEM's in diversified markets, principally in Europe, for use in the manufacture of cabinets, furniture, automobiles, luggage and shoes. Customers require high quality products with exact design specifications and consistency as most products are intended to simulate the appearance and texture of natural materials such as wood, stone and leather.

PRODUCTS AND MARKETS

The Company is a world leader in consumer, self-adhesive, surface covering products and owns what management believes to be two of the most popular consumer brand names in its markets, Con-Tact and d-c-fix. The Company also manufactures films and other products for industrial and OEM applications. In terms of geographic distribution, in fiscal 2000, sales to customers in the United States, Germany and the rest of the world were 36%, 28% and 36% of net sales, respectively. For additional product line and geographic segment information, see Note 16 to the Consolidated Financial Statements included in this report.

North American Operations

Decora operates as a branded consumer products company with its Con-Tact brand product offering. Con-Tact is a repositionable, self-adhesive decorative covering material which is used for DIY applications and is marketed to four strategic product categories including shelving, surface protection, arts and crafts and glass covering. Con-Tact is the leader in the U.S. consumer self-adhesive decorative market and is sold primarily in the housewares departments of mass merchandisers and home improvement centers in the United States. Con-Tact is manufactured by Decora utilizing a proprietary and patented repositionable adhesive technology and is sold in roll form with a wide range of finishes, including functional coatings, printed patterns, solid colors and clear and textured films. In its shelving category, the Company also sells Con-Tact brand Shelf Liner and Grip Line product lines that are also decorative and functional covering materials. Shelf Liner is a light-adhesive covering material which is used primarily as a removable shelf liner. Grip Liner is a cushioned, non-adhesive surface covering with non-slip qualities also used primarily for shelving applications. Decora intends to expand into and penetrate additional consumer product segments with both existing and new products.

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

European Operations

Hornschuch's net sales for the twelve months ended March 31, 2000 were comprised 48% from consumer products and 52% from industrial products. Hornschuch's consumer products, in addition to d-c-fix self-adhesive products, include tablecloths and place mats.

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

In addition to its consumer decorative products, Hornschuch's industrial business includes films processed specifically for sale primarily into the fashion, automotive, laminate and construction markets, which accounted for approximately 15%, 13%, 19% and 5% respectively, of Hornschuch's net sales for fiscal 2000. The fashion films line includes synthetic leathers and other materials which are sold for use in the manufacture of shoes, upholstery and handbags under the brand name Skai. Hornschuch's automotive line primarily consists of artificial leather for use in automobile interiors, and its laminates line consists of films which are laminated to wood, metal and injection molded products during the manufacturing of furniture and cabinetry.

The Company's foreign operations are conducted primarily through Hornschuch. The Company's European operations are subject to special risks inherent in doing business outside the United States, including governmental instability, war and other international conflicts, civil and labor disturbances, requirements of local ownership, partial or total expropriation, nationalization, currency devaluation, foreign exchange controls and foreign laws and policies, each of which may limit the movement of assets or funds or result in the deprivation of contract rights or the taking of property without fair compensation.

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

Hornschuch has complete marketing and distribution operations which handle sales of consumer products in Germany. In addition, approximately 45 independent distributors and sales representatives in 100 countries worldwide purchase product directly from Hornschuch and resell to customers. In the Czech Republic and Italy, subsidiaries of Hornschuch also make direct sales. Industrial products are marketed to OEM's through a small group of technically-oriented sales persons.

CUSTOMERS

Decora sells its consumer Con-Tact products primarily to large retailers such as K-mart, Target, The Home Depot and Wal-Mart as well as to wholesalers who sell to smaller retailers and food, drug and hardware stores. Sales of decorative coverings products are concentrated. During fiscal 2000, sales to Decora's top five customers represented 58% of Decora's net sales. The loss of any one or more of these customers could have a material adverse effect on Decora's business and financial condition. Decora also sells consumer products internationally and has industrial product customers in the U.S. which purchase its tape and coating products.

Hornschuch's consumer decorative coverings products known as d-c-fix are sold worldwide to large and small retailers in Germany and to independent distributors outside of Germany. The top five customers for Hornschuch's decorative products in fiscal 2000, fiscal 1999 and for the post acquisition six month period ended March 31, 1998 represented 10%, 10% and 15% of its net sales, respectively. The loss of any one or more of these customers could have a material adverse effect on Hornschuch's business and financial condition. For fiscal 2000, fiscal 1999 and for the six months ended March 31, 1998, approximately 30%, 32% and 31%, respectively, of Hornschuch's net sales of decorative products were made in Germany and the remainder primarily in other parts of Europe, the Far East and the Middle East. During fiscal 2000, 1999 and for the six months ended March 31, 1998, a single distributor in Russia constituted 9%, 8% and 18% of Hornschuch's total decorative products net sales, respectively. Hornschuch's remaining divisions sell to the OEM market and each has diversified customers, except for the automotive division which sells primarily to four or five automotive manufacturers.

COMPETITION

Consumer Decorative Coverings

The Con-Tact product line has long held the leading market position in the United States. The competition is divided among several smaller companies which have slightly increased their market share in the last several years in certain product categories. The Shelf Liner product line has dominated the light adhesive market with a leading market share for a significant period, while the Grip Line product line is a significant player in a larger field of approximately four competitors, only one of which the Company believes has a market share in this category which is equal to Decora's. Although each product has a solid competitive position, availability of retail shelf space in the competitive retail market can be impacted both by products in direct competition with Decora's products and by products serving different functions than Decora's products.

Hornschuch's decorative coverings products have been in the market since 1957. In Germany, Hornschuch holds an approximately 40% market share, while outside of Germany and in other countries around the world, Hornschuch competes with approximately ten smaller competitors.

The Company's decorative products compete effectively on the basis of brand name recognition, selection, price, service and quality of products, as well as retail shelf space and location.

Industrial Products

The Company sells industrial products in a variety of market segments including automotive, clothing, textile and furniture manufacturing. The Company does not hold a significant market share in any of these markets and competes with many larger and smaller competitors on the basis of quality, performance, customer service and price.

MANUFACTURING

North American Operations

The majority of the products sold by Decora are produced at its facility in Fort Edward, New York. Decora also utilizes outside suppliers when required for certain specific printing, coating and finishing purposes for which it does not currently have sufficient industrial capabilities. Decora purchases its Grip Liner products from third party suppliers. Management anticipates making capital expenditures in amounts appropriate to maintain operating efficiencies and add additional capacity as warranted by product demand and mix. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations "Liquidity and Capital Resources."

The primary raw materials used in Decora's products are paper, polyvinyl chloride ("PVC"), adhesives, inks, silicone and other chemicals. Decora uses two primary suppliers for its PVC, and relations with such suppliers are good. Decora believes that it has alternative sources of supply for all of its significant and primary raw materials.

European Operations

The majority of the products sold by Hornschuch are produced at its facility in Weissbach, Germany. Historically, Hornschuch has entered into arrangements with various suppliers for certain specific printing purposes and in October 1999 completed the installation of new printing capacity. Hornschuch is eliminating its outside suppliers as such manufacturing capacity is made available to it. Management of Hornschuch expects to increase its capital expenditures over the next three years to increase efficiencies and to add additional capacity when required (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

As with Decora, the primary raw materials used in Hornschuch's products are paper, PVC, adhesives, inks, silicone and other chemicals. Hornschuch uses at least two primary suppliers for each of its raw materials, and relations with such suppliers are good. Management believes that Hornschuch has alternative sources for its significant and primary raw materials.

SEASONALITY

Decora has generally experienced higher sales of consumer products and earnings in its first two fiscal quarters as a result of increased seasonal demand for Con-Tact products in the late spring and summer. The effect of this seasonality on the Company's consolidated operations has been somewhat moderated by the Hornschuch Acquisition. Overall, Hornschuch's historical sales have demonstrated little seasonality; however, sales patterns have varied from year to year.

RESEARCH AND DEVELOPMENT

The Company recorded expenses of $3,090,000, $2,532,000 and $1,024,000 in fiscal 2000, fiscal 1999 and fiscal 1998, respectively for research and development.

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

European Operations

Hornschuch does not currently own any patents; rather, Hornschuch's management believes that Hornschuch's products are protected under the laws of Germany and elsewhere with respect to proprietary information. Hornschuch owns 21 German trademark registrations, four U.S. trademark registrations and 151 trademark registrations in all countries combined, where Hornschuch is active. Hornschuch's trademarks include d-c-fix, ceramo-fix, furnit, howesol, laif, noblessa, select, skai and sol-pal.

Management considers seven of Hornschuch's trademarks, including the original d-c-fix, skai, laif, furnit, select, howesol and sol-pal, to be important to Hornschuch's business. Hornschuch is not aware of any circumstances that would materially impair its trademarks.

The Company believes that its commercial position is enhanced by the patents it owns as well as the know-how and trade secrets it has developed. Although the Company seeks to protect its proprietary information by obtaining patents, registering trade names and entering into trade secret and confidentiality agreements, there is no guarantee that competitors will not misappropriate proprietary information or develop similar products that are outside the protection of the Company's patents, trade secrets and other proprietary rights.

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

ENVIRONMENTAL MATTERS

Decora's and Hornschuch's operations and properties are subject to numerous U.S. and German federal, state and local environmental laws and regulations relating to the emission, discharge, storage, treatment, handling, generation, transportation, release, disposal, investigation and remediation of certain materials, substances and wastes used in or resulting from their respective operations. As with other companies engaged in similar businesses, the nature of the Company's operations exposes it to the risk of liabilities or claims with respect to environmental matters, including those relating to the disposal and release of hazardous substances.

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

EMPLOYEES

At March 31, 2000, DII employed seven people in its corporate office, Decora employed approximately 209 people and Hornschuch employed approximately 741 people.

As of the same date, 125 of Decora's employees were represented by Local #13 United Paper Workers International Union (AFL-CIO) under a contract which was renegotiated and renewed in March 1999 and expires in March 2002.

As of the same date, 701 of Hornschuch's employees were represented by a labor union. Almost all of the union members belong to the Textile and Clothing trade union, which merged into the Metal trade union effective April 1, 1998. The most recent collective agreement for Hornschuch's employees (including both blue collar workers and white collar employees below management level) was signed in June 1999 and expires in August 2000.

Neither Decora nor Hornschuch has experienced any work stoppage in recent years, and management believes that relations with the Company's labor force are good.

ITEM 2. PROPERTIES

Decora owns its 220,000 square foot manufacturing facility located on approximately 12 acres in Fort Edward, New York. The Company's corporate headquarters are located within this facility. The Fort Edward property is subject to two mortgages securing indebtedness of Decora of up to $2,225,000 and $2,000,000, respectively, to Ableco Finance LLC ("Ableco"). These mortgages were executed by Decora in connection with the $27 million financing which Decora obtained from Ableco in May 2000. See discussion in Part II, Item 7, entitled "Management's Discussion and Analysis of Financial Conditions - Liquidity and Capital Resources."

Decora also leases a 10,000 square foot manufacturing and office facility in Longwood, Florida and a 10,000 square foot office facility in North Ridgeville, Ohio. In addition, Decora warehouses inventory in Aurora, Ohio, Atlanta, Georgia and Rancho Cucamonga, California at locations leased by a third party who provides warehousing and distribution services to Decora.

Hornschuch owns its approximately 1.0 million square foot manufacturing and office facility located on approximately 48 acres in Weissbach, Germany.

Through a subsidiary corporation, Hornschuch also owns two commercial real estate properties which are unrelated to its operating business and which are being held for sale. These properties collateralize bank loans totaling approximately $9,586,000. Although these properties are currently generating rental income sufficient to cover related expenses, no assurance can be given that this will continue to be true in the future. (See discussion in Part II, Item 7, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations").

ITEM 3. LEGAL PROCEEDINGS

In April 1998, the Company acquired the assets of the Decorative Coverings Group of Rubbermaid Incorporated pursuant to the terms of an asset purchase agreement (the "Asset Purchase Agreement"). Decora and Rubbermaid also entered into a service agreement pursuant to which Rubbermaid agreed to provide certain logistics services for a nine-month transition period following the acquisition (the "Transition Services Agreement"). On or about April 1, 1999, the Company commenced a proceeding against Rubbermaid with the American Arbitration Association. The Company has alleged causes of action for breach of contract, breach of fiduciary duty, fraud and deceit, conversion, breach of the covenant of good faith and fair dealing, constructive fraud, and money had and received. The Company's claims arise from Rubbermaid's failure to perform its obligations as set forth in the Transition Services Agreement. The Company seeks damages in excess of $5,000,000 as a result of Rubbermaid's wrongful acts. The Company is proceeding with the prosecution of its claims in arbitration.

On July 19, 1999, Rubbermaid filed a "counterclaim" against the Company in connection with the parties' rights and obligation under the Transition Services Agreement. Rubbermaid claims an entitlement to an amount in excess of $1,280,000 as a result of services it allegedly performed and/or payments it allegedly made in connection with the Transition Services Agreement. The Company intends to continue to vigorously defend itself against these claims, which it believes to be unfounded.

The date of the arbitration hearing with respect to the above matter is August 28, 2000.

On September 16, 1999, the Company commenced a legal action against Rubbermaid in the United States District Court for the Northern District of Ohio. In the action, the Company has alleged causes of action for fraudulent and negligent misrepresentations in connection with the Asset Purchase Agreement. The Company claims that Rubbermaid fraudulently induced Decora into acquiring Rubbermaid's Decorative Coverings Group by means of certain material misrepresentations, including misrepresentations with respect to the status of certain of the Decorative Covering Group's major customer accounts. The Company seeks damages in excess of $14,000,000 as a result of Rubbermaid's wrongful acts. In response, Rubbermaid generally has denied the allegations in the Company's complaint but has not asserted any affirmative claims, such as a cross-complaint, against the Company, except that in its prayer for relief, Rubbermaid requests that it be awarded costs and attorney's fees to which it may be entitled under the terms of the Asset Purchase Agreement if it were the prevailing party in the action. The parties have stipulated and the federal court has ordered that the claims asserted in the federal action are to be arbitrated and that the arbitration is to commence no later than August 28, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

a.      Market Information

        Prior to August 17, 1998, the Company's common stock was traded on The Nasdaq SmallCap Market under the symbol "DECO." From August 17, 1998 until May 18, 2000, the Company's common stock was traded on The Nasdaq National Market under the same symbol. On May 16, 2000, the Nasdaq Listings Qualifications Panel (the "Panel") determined to transfer the listing of the Company's securities to The Nasdaq SmallCap Market effective May 19, 2000 because the closing bid price of the Company's common stock had been below $5.00, the minimum required closing bid price for Nasdaq National Market securities, for a period in excess of 30 consecutive trading days. The transfer of the listing of the Company's common stock to The Nasdaq SmallCap Market was contingent upon, among other requirements, the Company maintaining a minimum closing bid price of $1.00. Because the Company had evidenced a closing bid price of less than $1.00 per share during the month of May, Nasdaq determined that it was unable to approve the Company's application for listing on The Nasdaq SmallCap Market. However, pursuant to the Panel's authority under Nasdaq Marketplace Rule 4300, the Panel determined to allow the Company to continue to trade on the Nasdaq SmallCap Market under a conditional listing until August 23, 2000. On or before this date the Company must evidence a closing bid price of at least $1.00 per share; and immediately thereafter, the Company must continue to evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days or possibly a longer period in the discretion of the Panel. In the event the Company is unable to comply with the minimum closing bid requirements described above, its common stock may be delisted from the Nasdaq SmallCap Market. Effective June 12, 2000, the trading symbol of the Company's securities was changed from "DECO" to "DECOC" to indicate the conditional nature of the Company's listing.

b.      Stock Price Information

        The following table sets forth the high and low sales prices of the Company's Common Stock for the periods indicated, as reported by The Nasdaq Stock Market. Such prices reflect a one-for-five reverse stock split of the Company's Common Stock which became effective on December 29, 1997.

                                                      Sales Prices
                                                 High              Low
                                                 ----              ---
                  Fiscal 1999:
                      First Quarter              7 7/8             5 1/2
                      Second Quarter             7 15/16           4
                      Third Quarter              8 3/16            3 11/16
                      Fourth Quarter             8                 6

                                                 High              Low
                                                 ----              ---
                  Fiscal 2000:
                      First Quarter              6 1/2             5 3/8
                      Second Quarter             6 5/16            4 9/16
                      Third Quarter              5 1/8             2 1/2
                      Fourth Quarter             3 1/2             2 7/16



        The Company has also authorized a class of preferred stock, although no shares of preferred stock have been issued.

c.      Approximate Number of Holders of Common Stock.

        There were 677 holders of record of Common Stock as of June 19, 2000.

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

           Date                  Title               Amount        Consideration       Purchaser
          ------           -------------------     ----------      -------------       ---------
          6/1/99           Options to purchase     125,000(1)        Services           Employee
                           common stock

          10/1/99          Options to purchase     150,000(2)        Services           Employee
                           common stock

          10/1/99          Options to purchase      10,000(3)        Services           Director
                           common stock

          10/1/99          Options to purchase      52,400(4)        Services           Director
                           common stock

          10/1/99          Options to purchase      15,000(5)        Services           Director
                           common stock

          10/1/99          Options to purchase      52,400(6)        Services           Director
                           common stock

          2/1/00           Options to purchase     200,000(7)        Services           Employee
                           common stock

          2/1/00           Options to purchase      30,000(8)        Services           Employee
                           common stock

          2/1/00           Options to purchase      50,000(9)        Services           Employee
                           common stock

          2/1/00           Options to purchase     150,000(10)       Services           Employee
                           common stock

          2/1/00           Options to purchase     100,000(11)       Services           Employee
                           common stock

          2/1/00           Options to purchase     100,000(12)       Services           Employee
                           common stock

          2/1/00           Options to purchase     100,000(13)       Services           Employee
                           common stock

          2/1/00           Options to purchase     150,000(14)       Services           Employee
                           common stock

----------------

(1) These options have an exercise price of $6.0625 and originally expired on May 31, 2004. 41,666 of these options vested immediately upon grant. The remaining 83,334 options were to have vested in increments of 27,778 on each of June 21, 2000, June 21, 2001 and June 21, 2002. As the recipient ceased to be employed by the Company in May 2000, all of his options will expire in August 2000.

(2) These options originally were granted on January 7, 1992 at an exercise price of $5.60 per share (after giving effect to the one-for-five reverse stock split which was effective on December 29, 1997) and originally expired on December 30, 1996. In October 1996, the expiration date of the options was extended to December 30, 1999. On October 1, 1999, the Board of Directors extended the expiration date of the options to December 30, 2002. On February 1, 2000, the expiration date of the options was extended to May 31, 2005. See also footnote 10. The exercise price remains the same.

(3) These options originally were granted on July 5, 1994 at an exercise price of $6.25 per share (after giving effect to the one-for-five reverse stock split which was effective December 29, 1997) and originally expired on July 4, 1999. On October 1, 1999, the Board of Directors extended the expiration date of the options to July 4, 2002. The exercise price remains the same.

(4) These options originally were granted on January 7, 1992 at an exercise price of $5.60 per share (after giving effect to the one-for-five reverse stock split which was effective December 29, 1997) and originally expired on December 30, 1996. In October 1996, the expiration date of the options was extended to December 30, 1999. On October 1, 1999, the Board of Directors extended the expiration date of the options to December 30, 2002. The exercise price remains the same.

(5) These options originally were granted on July 5, 1994 at an exercise price of $6.25 per share (after giving effect to the one-for-five reverse stock split which was effective December 29, 1997) and originally expired on July 4, 1999. On October 1, 1999, the Board of Directors extended the expiration date of the options to July 4, 2002. The exercise price remains the same.

(6) These options originally were granted on January 7, 1992 at an exercise price of $5.60 per share (after giving effect to the one-for-five reverse stock split which was effective December 29, 1997) and originally expired on December 30, 1996. In October 1996, the expiration date of the options was extended to December 30, 1999. On October 1, 1999, the Board of Directors extended the expiration date of the options to December 30, 2002. The exercise price remains the same.

(7) These options have an exercise price of $5.00 and expire on February 1, 2005. These options vested upon the date of grant.

(8) These options originally were granted on August 15, 1994 at an exercise price of $10.00 (after giving effect to the one-for-five reverse stock split which was effective on December 29, 1997) and originally expired on August 14, 1997. Pursuant to the terms of the original option agreement, these options vested if the average price of the Company's common stock reached $15.00 per share (on a post reverse split basis). In August 1996, the Company reset the exercise price at $7.50 per share (on a post reverse split basis), extended the term of the options to August 1998, and amended the vesting schedule so that the options would vest if the average price of the Company's common stock reaches $10.00 per share (on a post-reverse split basis) for 30 consecutive days. In March 1998, the Company extended the term of the options to August 2001. On February 1, 2000, the expiration date of the options was extended to May 31, 2005. The exercise price and vesting terms remain the same.

(9) These options originally were granted on August 15, 1994 at an exercise price of $10.00 per share (after giving effect to the one-for-five reverse stock split which was effective on December 29, 1997) and originally expired on August 14, 1997. Pursuant to the terms of the original option agreement, these options vested if the average price of the Company's common stock reached $20.00 per share (on a post reverse split basis). In August 1996, the Company reset the exercise price at $7.50 per share (on a post reverse split basis), extended the term of the options to August 1998, and amended the vesting schedule so that the options would vest if the average price of the Company's common stock reaches $15.00 per share (on a post reverse split basis) for 30 consecutive days. In March 1998, the Company extended the term of the options to August 2001. On February 1, 2000, the expiration date of the options was extended to May 31, 2005. The exercise price and vesting terms remain the same.

(10) These options originally were granted on January 7, 1992 at an exercise price of $5.60 per share (after giving effect to the one-for-five reverse stock split which was effective on December 29, 1997) and originally expired on December 30, 1996. In October 1996, the Company extended the expiration date of the options to December 30, 1999. On October 1, 1999, the Board of Directors extended the expiration date of the options to December 30, 2002. On February 1, 2000, the expiration date of the options was extended to May 31, 2005. See also footnote 2. The exercise price remains the same.

(11) These options originally were granted on February 19, 1998 at an exercise price of $5.50 and originally expired on February 18, 2003. On February 1, 2000, the expiration date of the options was extended to May 31, 2005. These options vested on February 19, 1998. The exercise price remains the same.

(12) These options originally were granted on February 19, 1998 at an exercise price of $5.50 and originally expired on February 18, 2003. On February 1, 2000, the expiration date of the options was extended to May 31, 2005. These options vested on February 19, 1999. The exercise price remains the same.

(13) These options were originally granted on February 19, 1998 at an exercise price of $5.50 and originally expired on February 18, 2003. On February 1, 2000, the expiration date of the options was extended to May 31, 2005. These options vested on February 19, 2000. The exercise price remains the same.

(14) These options originally were granted on June 8, 1999, effective May 1, 1999, and originally expired on April 30, 2004. On February 1, 2000, the expiration date of the options was extended to May 31, 2005. The exercise price remains the same.

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

                             DECORA INDUSTRIES, INC.

                             SELECTED FINANCIAL DATA
                   For the five years ended March 31, 2000(1)

                      (In thousands except per share data)


                                                                         Year Ended March 31,
                                                -----------------------------------------------------------------------
Statement of Operations Data:                      2000            1999            1998           1997           1996
                                                ---------       ---------       ---------      ---------      ---------
Net sales                                       $ 162,450       $ 176,577       $  98,407      $  41,082      $  38,828
Operating income                                    1,985          21,560          11,049          4,726          4,108
Income (loss) from continuing operations          (22,046)          3,696           2,730          3,566          2,919
Extraordinary item, net of income taxes                --          (2,019)             --             --             --
                                                ---------       ---------       ---------      ---------      ---------
Net income (loss)                               $ (22,046)      $   1,677       $   2,730      $   3,566      $   2,919
                                                =========       =========       =========      =========      =========

Basic income (loss) per share(2):
  Continuing operations                         $   (2.87)      $    0.50       $    0.38      $    0.51      $    0.45
   Extraordinary item, net of income taxes             --           (0.27)             --             --             --
                                                ---------       ---------       ---------      ---------      ---------
  Net income(2)                                 $   (2.87)      $    0.23       $    0.38      $    0.51      $    0.45
                                                =========       =========       =========      =========      =========

Diluted income (loss) per share(2):
  Continuing operations                         $   (2.87)      $    0.44       $    0.35      $    0.46      $    0.44
 Extraordinary item, net of income taxes               --           (0.24)             --             --
                                                ---------       ---------       ---------      ---------      ---------
  Net income(2)                                 $   (2.87)      $    0.20       $    0.35      $    0.46      $    0.44
                                                =========       =========       =========      =========      =========

Balance Sheet Data:
Total Assets                                    $ 202,419       $ 220,739       $ 131,216      $  37,189      $  36,157
Working capital                                 $  (1,410)      $  34,657       $  16,133      $   6,631      $   1,460
Long-term obligations                           $ 122,253       $ 164,663       $  74,540      $  18,817      $  20,299
Stockholders equity (deficit)                   $  (6,323)      $  18,865       $  18,089      $  14,503      $  10,139

Cash dividends per common share(3)                     --              --              --             --


(1) The selected historical operating data for the fiscal years ended March 31, 2000 and 1999 reflect the results following the Rubbermaid Acquisition that was completed on April 29, 1998. Additionally, the historical operating data in fiscal 2000, fiscal 1999 and in fiscal 1998 reflect the results of Hornschuch since the Hornschuch Acquisition on October 1, 1997. The Rubbermaid Acquisition and the Hornschuch Acquisition materially impact the comparability of the information reflected in the selected financial data table for fiscal 2000, 1999 and 1998 to that of prior years (see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

(2) Per share amounts reflect a one-for-five reverse stock split which became effective on December 29, 1997.

(3) The Company has not paid dividends during the five years ended March 31, 2000 and does not anticipate paying cash dividends in the foreseeable future.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

During fiscal 2000, the Company completed its transformation from a contract manufacturer operating under an exclusive agreement with Rubbermaid as it existed prior to October 1997, to the vertically integrated, international consumer products company it is today. Fiscal 2000 was the second year to include a full twelve months of results from Hornschuch and, in North America, significant effort and investment was required to build a sales, marketing and product delivery infrastructure following the acquisition of the Con-Tact brand and related product lines in April 1998. During the year, management focused on completing the transitioning of these new operations and customer relationships from Rubbermaid and setting the course for new product expansion and segmentation with emphasis on marketing tailored product offerings to specific market segments and establishing an integrated global marketing strategy.

On April 29, 1998, the Company acquired the assets of the Decorative Products Group ("DCG") from Rubbermaid for an aggregate cost, including transaction costs, of approximately $66 million. The assets acquired included: (i) the Con-Tact self-adhesive line, which is manufactured by Decora, (ii) the Shelf Liner light-adhesive line, which was manufactured by Rubbermaid, and (iii) the Grip Line non-adhesive covering line, which is manufactured by third parties. The Rubbermaid Acquisition has enabled Decora, which previously had been primarily only a manufacturer of Con-Tact, to integrate the marketing, sales and distribution of the complete category of decorative covering products with its manufacturing capabilities. In conjunction with the financing of the Rubbermaid Acquisition, the Company refinanced a substantial portion of its outstanding debt and made significant investments which were required to integrate the acquired assets into the Company's business during a nine month transition period following the acquisition. During this nine month period, Decora established a totally new sales, marketing, customer service and distribution management team and operation in its new North American headquarters in North Ridgeville, Ohio, installed new financial and enterprise resource planning software and hardware systems, established a third party warehousing and distribution service to handle consumer product shipments in North America and relocated acquired manufacturing operations to its Fort Edward, New York manufacturing facility. While executing this transformation, the Company strove to strengthen customer relationships and interest in the Con-Tact product line which had deteriorated during the past several years.

In Europe, the Company's main emphasis was to solidify its management structure, a process which was completed last year. Hornschuch's operations were negatively impacted by a soft economy in Germany and by economic crises in Russia and the Far East. Despite these challenges, Hornschuch was able to achieve some offsetting gains in other product segments and to pursue the revitalization of its consumer product offering, laying the groundwork for the potential broadening of its market reach in fiscal 2000 while integrating its consumer product plans with the Company's global marketing and product strategy.

As a result of the Rubbermaid Acquisition completed during fiscal 1999 and the Hornschuch Acquisition completed in fiscal 1998, the Company has established itself as the worldwide market leader in the self- adhesive consumer product market with significant competitive strengths including dominant brand recognition, strong product placement with retailers, vertically integrated manufacturing operations, proprietary technologies, broad product lines and cross-selling opportunities. The Company's strategy is to utilize these competitive strengths in order to build on its share of market, increase margins, and, as a result to increase shareholder value.

The results of operations of the Company reflect the results associated with the Rubbermaid Acquisition since April 29, 1998 and the results of Hornschuch and DI Deutschland (unless otherwise noted, in this section, financial information regarding DI Deutschland represents the consolidated results and financial position of Hornschuch and DI Deutschland) since the acquisition on October 1, 1997, thus affecting the comparability of results between the three years as well as to those of prior years.

RESULTS OF OPERATIONS

This annual report on Form 10-K (the "10-K") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding company and industry prospects are forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from management's expectations are disclosed in this Form 10-K.

Prior to October 1997, the Company was operating primarily as a toll manufacturer under an exclusive agreement with Rubbermaid Incorporated with approximately 90% of its sales to Rubbermaid. Since October 1, 1997, the Company has been transforming itself into a vertically integrated, world-wide leader in the self-adhesive consumer decorative products category through a series of acquisitions and restructuring of operations including the following:

- The October 1, 1997 acquisition of approximately 73.2% of the shares of Konrad Hornschuch AG (since increased to approximately 90% as of March 31,
     2000) by the Company's wholly-owned subsidiary, Decora Industries Deutschland GmbH (the "Hornschuch Acquisition").

- The April 29, 1998 acquisition of certain assets from Rubbermaid, including the Con-Tact(R) brand name, which constituted Rubbermaid's DCG.

- The acquisition of EtchArt, a manufacturer of decorative, window and glass covering product line known as "Wallpaper for Windows" in 1999.

- The establishment of a totally new, self-reliant organization in North America, including sales, marketing, customer service, distribution and financial operations, together with associated computer systems. Prior to the current fiscal year these functions had been provided by Rubbermaid.

YEAR ENDED MARCH 31, 2000 VS. YEAR ENDED MARCH 31, 1999

For the year ended March 31, 2000, the Company has operated in North America for the first time as a vertically integrated consumer products company with its newly developed infrastructure. Since the Consolidated Statement of Income of the Company for the year ended March 31, 1999 reflect the effects of only eleven months of results from the Rubbermaid Acquisition, during which time the Company was operating under the transition agreement with Rubbermaid, the results for the year ended March 31, 2000 are not directly comparable with those of the year ended March 31, 1999.

Net sales for the year ended March 31, 2000 decreased by 8% to $162,450,000 as compared with net sales of $176,577,000 for the year ended March 31, 1999. The decrease of $14,127,000 resulted from decreases in net sales at Hornschuch and the North American operations. The decrease in net sales at Hornschuch is principally due to two factors: The first is an unfavorable foreign currency translation adjustment (German marks to U.S. dollars) in the current year period which reduced net sales by approximately $9,000,000 as compared with the prior year period. The second factor contributing to the decrease in net sales at Hornschuch is the collapse of the Russian economy at the end of the second quarter of fiscal 1999, and since that time sales to Eastern Europe have declined sharply. The negative sales impact of this economic decline was more than $5 million. These two factors were partially offset by sales gains achieved in Hornschuch's laminates business. Lower net sales in North America were the result of reduced sales associated with the Rubbermaid transition. Significant customer relationship improvements were achieved during the second half of the year and management expects this development to have a positive impact on sales going forward.

Gross profit was $47,538,000, or 29.3% of net sales, for the year ended March 31, 2000, as compared to $63,409,000 or 35.9% of net sales in the prior year period. The decrease, which occurred primarily in the third and fourth quarters, was a result of a decrease in gross profit at Hornschuch, primarily due to an unfavorable currency translation adjustment (German marks to U.S. dollars) in the current year period which reduced gross margin by approximately $3 million as compared with the prior year period and the reduction in higher margin sales to customers in Russia discussed above, higher levels of sales allowances and a less favorable product mix in the current year period. The decrease in gross margin at the North American operations which occurred in the third and fourth quarter was due to the recording of a one time charge of $3,700,000 for one-time inventory writedowns totaling $3,700,000 (of which $2,200,000 is attributable to charges in the third quarter for slow moving and excess inventory related to the Rubbermaid transaction and $1,500,000 is attributable to charges in the fourth quarter relating to the Company's international non-branded business), a higher level of sales allowances and lower sales volumes in the current year period, the discontinuation of a private label export business and increased distribution costs driven by escalating freight charges.

Selling, general and administrative expenses were $45,553,000 or 28.0% of net sales, for the year ended March 31, 2000 as compared with $41,849,000 or 23.7% of net sales, in the year ended March 31, 1999. The increase of $3,704,000 was principally a result of higher expenses in the North American operations which operated throughout the year ended March 31, 2000 with a fully developed sales, marketing, supply chain and accounting infrastructure in place, as compared with the prior year period when these functions were in transition from Rubbermaid, partially offset by a decrease in variable expenses due to the lower sales discussed above.

Interest expense, net was $16,011,000 for the year ended March 31, 2000 as compared with $14,085,000 in the prior year. The increase of $1,926,000 is principally due to the current year period reflecting twelve months of interest expense relative to the $112,750,000 of senior secured notes issued April 29, 1998 (the "Notes") as compared with eleven months of interest expense in the prior year period and higher average balances and interest rates on other borrowings in the current year period as compared with the prior year.

As a result of the above, the Company recorded a loss before income taxes, minority interest and extraordinary item of $14,026,000 in the year ended March 31, 2000, as compared with income of $7,475,000 in the year ended March 31, 1999.

At fiscal year end 2000, the Company determined that it was appropriate to record a full valuation allowance against its U.S. deferred income tax assets as a result of its assessment of the probability of realizing those assets in the ordinary course of business. This $6,370,000 valuation allowance represents substantially all of the $7,761,000 year 2000 tax provision, the remainder being attributable to non-U.S operations.

The Company recognized an extraordinary charge of $2,019,000 (net of income taxes) in the year ended March 31, 1999 associated with the debt refinancing and the Rubbermaid Acquisition in April 1998.

As a result of the above-noted changes, the Company reported a $4,531,000 increase in the provision for income taxes despite a $21,501,000 decrease in pretax profits. The Company also reported a $290,000 decrease in the deduction for the minority interest in earnings of Hornschuch.

The Company sustained an after-tax net loss of $22,046,000 as compared to a net income of $1,677,000 in the prior year. Of the $22,046,000 net loss figure, approximately $15,000,000 are non-cash events and are attributable to depreciation and amortization in the approximate amount of $9,000,000 and a valuation allowance for deferred taxes in the approximate amount of $6,370,000.

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

Gross profit was $63,409,000, or 35.9% of net sales, for the year ended March 31, 1999 as compared with $30,187,000 or 30.7% of net sales, for the year ended March 31, 1998. The increase of $33,222,000 and the increase in gross profit margin reflect the impact of the Hornschuch Acquisition and the Rubbermaid Acquisition and the fact that all subsidiaries now sell directly to retailers. The gross margin for the year ended March 31, 1999 reflects only eleven months of the operations of Rubbermaid's Decorative Coverings Group ("DCG")which were acquired on April 29, 1998. Additionally, gross margin for the year ended March 31, 1999 was partially offset by a one-time non-cash charge of approximately $800,000 for the step-up in basis of DCG inventory acquired in the Rubbermaid Acquisition. Excluding the impact of this one-time charge, total Company gross profit would have been approximately $64,209,000 or 36.4% of net sales.

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

Net income of $1,677,000 for the year ended March 31, 1999 was $1,053,000 lower than the year ended March 31, 1998 as a result of the extraordinary charge (net of income taxes) of $2,019,000 incurred in connection with the Rubbermaid Acquisition and debt refinancing in April 1998, partially offset by the above noted changes and a $663,000 decrease in the deduction for the minority interest in earnings of Hornschuch.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash flow are cash from operations and borrowings under its credit facilities. The Company's primary capital requirements include debt service, capital expenditures and working capital needs.

BORROWINGS UNDER CREDIT FACILITIES

The Company has substantial debt in relation to its shareholders' equity, as well as substantial debt service requirements that are significant compared to its cash flow from operations.

The Rubbermaid Acquisition was funded in part by the issuance of the Notes by DII. The Notes were issued in April 1998 with an original issue discount of $2,664,000, resulting in gross cash proceeds of $110,086,000. Interest on the Notes is 11% per annum and is due semi-annually on May 1 and November 1 of each year. No principal payments are required to be made prior to the maturity of the Notes on May 1, 2005. The remainder of the funds required to complete the Rubbermaid Acquisition were obtained from borrowings by Hornschuch of DM18,000,000 (approximately $10,000,000) under its secured credit facilities, which funds were loaned to Decora pursuant to an intercompany note (the "Hornschuch Intercompany Note"). The Hornschuch Intercompany Note is secured by a first priority security interest in Decora's machinery, equipment and fixtures. The Hornschuch Intercompany Note matures in April 2001 and bears interest at an effective rate of 0.50% above the applicable interest rate paid by Hornschuch to its lenders.

In addition to financing the Rubbermaid Acquisition and related fees, the borrowings under the Notes and the Hornschuch Intercompany Note primarily were used to: (i) refinance approximately $32,100,000 of debt of DII and Decora; (ii) acquire additional shares of Hornschuch at an approximate cost of $5,800,000 (which increased DI Deutschland's ownership in Hornschuch from 76% to 90%);
(iii) pay acquisition and financing related transaction fees and expenses in the amount of approximately $8,800,000; (iv) finance the relocation of manufacturing assets acquired from Rubbermaid; and (v) finance general corporate purposes.

Concurrently with the Rubbermaid Acquisition, Decora entered into a three year secured revolving line of credit facility with Fleet Bank to finance Decora's working capital requirements and capital expenditures. The Fleet credit facility originally provided for revolving loans to Decora in an aggregate amount up to the lesser of (i) $15.0 million and (ii) the sum of 85% of eligible accounts receivable of Decora and 60% of eligible inventory of Decora (subject to sublimits on borrowings based on inventory). Advances under the Fleet credit facility bore interest, at the option of Decora, at Fleet Bank's prime rate or a floating rate per annum equal to 2.25% in excess of LIBOR, and was payable monthly in arrears.

On May 2, 2000, the Fleet credit facility was refinanced by the Ableco Credit Facility, as described below. As of May 2, 2000 outstanding borrowings and accrued interest under the Fleet credit facility totaled approximately $11,735,000. Fleet Bank had also provided Decora with a $2.5 million declining balance direct pay letter of credit on which Decora paid a fee of 1.5% per annum. The letter of credit secured Decora's obligations under the IRB Credit Facility, as described below. Decora's obligations under the Fleet Credit Facility were secured by a first priority lien in Decora's accounts receivable, inventory and certain intangibles and by a first mortgage on Decora's Fort Edward, New York facility.

The Fleet credit facility originally required Decora to maintain compliance with a minimum fixed charge coverage ratio of 1.1 to 1.0. In February 2000, Fleet Bank modified, solely for the rolling four quarter period ended December 31, 1999, the method of calculating the minimum fixed charge coverage ratio, as described below under the caption "Defaults Under Credit Facilities."

The Hornschuch Acquisition was funded from (i) a loan of approximately DM37,300,000 (approximately $18.3 million at March 31, 2000) to DI Deutschland from Dresdner Bank payable September 30, 2004 (the "DI Deutschland Credit Facility"), and (ii) a loan of $18,000,000 from a Textron pension fund. Textron was also granted warrants to purchase common stock of DII. $2,900,000 of the Textron loan proceeds were used to repay existing subordinated debt of Decora and $15,100,000 of such proceeds were utilized to fund the Hornschuch Acquisition. DII also raised an additional $750,000 through the private placement of common stock to an institutional investment fund. The Textron loan was paid in full in April 1998 with a portion of the proceeds of the Notes.

Loans under the DI Deutschland credit facility bear interest at a floating rate per annum equal to 2.50% in excess of the 3- or 6- month DM-LIBOR rate (as chosen by Dresdner Bank). DI Deutschland is charged a fee of 0.50% per annum on the average daily balance of the unused portion of the credit facility, payable monthly in arrears. DI Deutschland was also charged a one-time front-end fee of 2.0% of the total loan amount, payable on the first day of the draw down under the DI Deutschland Credit Facility. Loans under the DI Deutschland Credit Facility are to be repaid in semi-annual installments of approximately DM3.0 million beginning March 30, 1999. The final installment is due and payable on September 30, 2004. The facility is secured by a pledge of all of the capital stock of Hornschuch owned by DI Deutschland and a guarantee by DII of up to DM5.0 million plus accrued interest, commissions, expenses and all costs. In addition, DII was obligated to pay DI Deutschland's interest obligation until March 30, 1999 by means of providing DI Deutschland with subordinated shareholder loans.

DI Deutschland is required to use 100% of its "excess cash flow" (i.e., dividends received from Hornschuch plus any tax credits in excess of taxes, management fees, interest and repaid principal under the DI Deutschland Credit Facility plus cash and positive balances on bank accounts) to pay the principal outstanding under the facility. DI Deutschland is subject to certain financial and negative covenants under the DI Deutschland Credit Facility, including without limitation, covenants that restrict, subject to specified exceptions,
(i) the incurrence of additional indebtedness and other obligations and the granting of additional liens, (ii) mergers, acquisitions, investments and acquisitions and dispositions of assets, (iii) the incurrence of capitalized and operating lease obligations, and (iv) advances, dividends and stock repurchases and redemptions. There are also covenants regarding financial reporting, maintenance of insurance, interest rate protection and compliance with certain specified financial ratios.

Hornschuch has two term loans aggregating approximately DM7,050,000 (approximately $3,466,000) at March 31, 2000. The first term loan has a balance of DM2,850,000 (approximately $1,401,000), matures in March 2006, bears interest at 4.8% and is secured by certain assets. The first loan requires payments of DM238,000 ($131,000) semiannually. The second term loan of DM4,200,000 (approximately $2,065,000) matures in March 2003, bears interest at LIBOR plus 0.9% (4.1% at March 31, 2000), is payable in semiannual installments of DM700,000 (approximately $344,000) and is secured by a new printing press.

Hornschuch has separate lines of credit with its primary lender and certain other financial institutions. Interest rates under the lines of credit range from 4.05% to 7.24% at March 31, 2000. At March 31,2000, the availability under these lines was DM14.0 million ($6.9 million).

In September 1995, Decora borrowed $375,000 from the Washington County Local Development Corporation for working capital and training costs for the operation of Decora's business at its principal place of business in Fort Edward, New York (the "HUD Credit Facility"). The five-year note bears interest at 5.0% and is payable in monthly installments ending September 1, 2000. The loan is secured by a second priority lien on certain of Decora's property and equipment and a guarantee of DII. As of March 31, 2000, the outstanding balance of the HUD Credit Facility was approximately $42,000.

In November 1996, Decora borrowed $2,460,000 through the issuance of Tax-Exempt Industrial Development Revenue Bonds (Decora, Incorporated Project), Series 1996 by the Counties of Warren and Washington, New York Industrial Development Agency (the "IRB Credit Facility"). These bonds matured on November 1, 2004, and required sinking fund payments by Decora of $20,833 per month beginning November 1997. The bonds bore interest at a floating rate which was adjusted weekly based on the remarketing agent's ability to re-market the bonds at par. As of March 31, 2000, the interest rate on the bonds was 3.65%. The bonds were secured by a letter of credit issued by Fleet Bank.

On July 6, 2000, the outstanding principal amount of the bonds and accrued interest thereon outstanding under the IRB Credit Facility, totaling $1,968,190, were paid in full by a draw down under the Fleet letter of credit. At the time of the draw down, the Fleet letter of credit was backed by a "support" letter of credit issued under the Ableco Credit Facility. Simultaneously with the draw down under the Fleet letter of credit, Decora obtained a term loan under the Ableco Credit Facility in the amount of $1,968, 190 to repay its reimbursement obligation under the "support" letter of credit.

In May 2000, Decora obtained a syndicated credit facility from Ableco and The CIT Group/Business Credit, Inc. (the "Ableco Credit Facility"). The Ableco credit facility provides for term loans of up to $13,000,000 and a revolving credit facility of up to $14,000,000. The revolving credit facility initially included a $2,092,330 letter of credit subfacility for a "support" letter of credit to support the Fleet letter of credit under the IRB Credit Facility. At closing, approximately $11,735,000 of the proceeds of the Ableco Credit Facility were used to pay off principal and interest outstanding under the Fleet credit facility, while approximately $6,209,000 of the proceeds were used to fund the interest payment on the Notes due on May 1, 2000. Proceeds of future advances under the Ableco Credit Facility, if there is availability under the borrowing formulas described below, may be used to make future interest payments under the Notes and for Decora's general working capital purposes.

Borrowings under the Ableco Credit Facility may not exceed the lesser of $14,000,000 and the Borrowing Base. The Borrowing Base is defined generally as the lesser of (i) the difference between (A) the sum of up to 85% of the value of eligible accounts receivable plus the lesser of up to 50% of the book value of eligible inventory and 80% of the orderly liquidation value of eligible inventory, and (B) the sum of a reserve equal to the outstanding principal amount of the HUD Credit Facility (which as of March 31, 2000, was $42,000) plus additional discretionary reserves and (ii) the borrowing base under the indenture governing the terms of the Notes (the "Indenture Borrowing Base"). Such Indenture Borrowing Base is defined generally as the difference between (i) the greater of (A) $15.0 million and (B) the sum of 85% of the book value of accounts receivable and 60% of the book value of inventory of DII and its Restricted Subsidiaries (other than any Foreign Subsidiary) (as each such term is defined in the indenture governing the terms of the Notes), calculated on a consolidated basis in accordance with GAAP and (ii) $9.0 million, provided, that, at any time following the German Holdings Revocation (as defined in the indenture governing the Notes), the $9.0 million amount may be reduced a single time by up to $2.0 million at Decora's option.

Decora initially borrowed $11,000,000 in term loans under the Ableco Credit Facility. Upon the payoff of the IRB Facility on July 6, 2000, Ableco made an additional term loan to Decora in the amount of $1,968,190 (the "Additional Term Loan"). The Additional Term Loan was used to repay Decora's reimbursement obligation under the "support" letter of credit, which backed the Fleet letter of credit under the IRB Credit Facility.

If an event of default has not occurred, term loans under the Ableco Credit Facility bear interest at a rate per annum equal to the greater of (i) the prime rate plus 3.00% and (ii) 12.00%. However, the interest rate on the Additional Term Loan shall be increased by 5% on the first day of each month after April 30, 2002.If an event of default has not occurred, revolving loans under the Ableco Credit Facility bear interest at a rate of per annum equal to the greater of (i) the prime rate plus 2.00% and (ii) 11.00%.

Upon the occurrence and during the continuance of an event of default under the Ableco Credit Facility, the principal of, and all accrued interest on, all loans and other obligations under the Ableco Credit Facility shall bear interest, from the date such event of default occurs until the date such default is cured or waived, at a rate per annum equal to the rate of interest otherwise in effect plus 2%, or if a rate of interest is not otherwise in effect, the prime rate plus 2%. As discussed below under the subheading "Defaults Under Credit Facilities," since June 15, 2000, Ableco has required Decora to pay interest at the default rate.

Borrowings under the Ableco Credit Facility, other than the Additional Term Loan, are secured by a first priority lien in certain of Decora's personal property, including equipment, inventory, accounts receivable, intellectual property, investment property, securities and cash. The Additional Term Loan is secured only by inventory, accounts receivable and a mortgage on Decora's real property located in Fort Edward, New York. Borrowings under the Ableco Credit Facility are also secured by a guarantee of DII and a first priority lien in certain of DII's personal property, including equipment, inventory, accounts receivable, intellectual property, investment property, securities and cash, with the exception of DII's shares in Decora, which have already been pledged as collateral to the trustee for the holders of the Notes.

The Ableco Credit Facility requires Decora to maintain compliance with: (i) a leverage ratio (ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization), on a rolling four-quarter basis ending on the last day of each of the following quarters, of
2.70 to 1.0 on June 30, 2000, 2.50 to 1.0 on September 30, 2000, 2.25 to 1.0 on
December 31, 2000, and 2.0 to 1.0 on the last day of each quarter thereafter until March 31, 2002; (ii) a fixed charge coverage ratio, on a rolling four-quarter basis, of 0.58 to 1.0 on June 30, 2000, such ratio increasing at the end of each quarter thereafter until March 31, 2002, at which time the ratio will reach 0.92 to 1.0 and (ii) minimum consolidated earnings before interest, taxes, depreciation and amortization at the end of each fiscal quarter as follows: $10,000,000 on June 30, 2000; $11,500,000 on September 30, 2000;
$13,000,000 on December 31, 2000, $14,500,000 on March 31, 2001, and $16,000,000
on June 30, 2001 and on the last day of each quarter thereafter until March 31, 2002.

The agreements governing the Ableco Credit Facility include events of default which are typical for these types of credit facilities, including without limitation, failure to pay any principal or interest when due, failure of any representation or warranty to be true, failure to comply with certain covenants, including the financial covenants described above, failure to pay indebtedness owing to other parties in excess of $200,000, judgments in excess of $200,000, the occurrence of a change of control, certain bankruptcy and ERISA events, and any event or development having a material adverse effect on Decora's operations, business, assets, properties, condition (financial or otherwise) or prospects, or Decora's ability to perform its obligations under the loan documents. The occurrence of any of such events of default could result in acceleration of Decora's obligations under the Ableco Credit Facility and foreclosure on the collateral securing such obligations. As described below under the subheading "Defaults Under Credit Facilities," on June 12, 2000, Ableco gave notice to Decora of the occurrence of an event of default and effective June 15, 2000, has been charging Decora the default rate of interest pursuant to the terms of the Ableco loan documents.

The final maturity date of the Ableco Credit Facility is April 30, 2002. On this date, all outstanding revolving credit loans must be repaid. On the final maturity date, all outstanding term loans must also be repaid, unless Decora obtains a new revolving credit facility from another lender on terms acceptable to Ableco. The agreements governing the Ableco Credit Facility allow prepayment of revolving loans and term loans in whole or in part without penalty. Decora, at its option, may reduce the maximum amount of the revolving credit facility in multiples of $1,000,000 without penalty.

Decora paid a $270,000 closing fee and $270,000 commitment fee in connection with the Ableco Credit Facility. In addition, Decora must pay an unused line fee of 0.5%, payable monthly, a loan servicing fee in the amount of $25,000 per quarter and an anniversary fee in May 2001 equal to 1% of the average principal amount of loans outstanding during the previous twelve months.

As of June 30, 2000, borrowings under the Ableco Credit Facility totaled $23,590,000, consisting of $12,968,000 in term loans and $10,622,000 in revolving loans. As of the date of this report, Decora does not have any additional borrowing availability under the Ableco Credit Facility.

DEFAULTS UNDER CREDIT FACILITIES

During fiscal year 2000, the Company began to experience deteriorating liquidity as a result of operating losses in its Decora operations. These losses were attributable to, among other factors, lower than expected sales levels due to the Rubbermaid transition and higher distribution costs associated with escalating freight charges. Liquidity has also been adversely impacted by limitations on the Company's ability to upstream funds from Hornschuch's operations to DI Deutschland to assist DI Deutschland in meeting its obligations. Because of ongoing disputes with the remaining 10% minority interest in Hornschuch, Hornschuch has been unable to declare a dividend to DI Deutschland which could be applied to payment of the debt service on the DI Deutschland Credit Facility.


As a result of the foregoing, during fiscal year 2000 the Company has defaulted under some of its credit facilities. In December 1999, the Company became aware that Decora had failed to meet the minimum fixed charge coverage ratio of its credit facility with Fleet Bank for the four quarters ended September 30, 1999. In February 2000, Fleet Bank waived this violation as at September 30, 1999 and modified the fixed charge coverage ratio covenant for the rolling four quarter period ended December 31, 1999 to 6.70 to 1.00. The foregoing amendments to the fixed charge coverage ratio applied only to the rolling four quarter period ended December 31, 1999 and not to succeeding quarters. In addition, the February 2000 amendment to the Fleet Bank loan documents revised the definitions of acceptable accounts receivable and acceptable inventory in such a manner as to increase the amount available for borrowing under the revolving credit facility. The February 2000 amendment required DII to make a loan or capital contribution to Decora in the amount of $3,500,000 by April 27, 2000. However, this contribution was not made because Decora refinanced the Fleet credit facility with the proceeds of the Ableco Credit Facility in early May 2000.

As at December 31, 1999 and March 31, 2000, Decora was not in compliance with the fixed charge coverage ratio covenants of the Fleet credit facility. Therefore, from January 1, 2000 until the date the Fleet credit facility was terminated, Fleet Bank collected interest on its outstanding loans at the default rate of interest equal to the Fleet Bank prime rate plus 2.25 percentage points per annum.

As a result of the limitations on Hornschuch's ability to pay dividends to DI Deutschland as described above, on March 30, 2000, DI Deutschland was unable to meet a principal and interest payment totaling DM 3,793,760(approximately $1,850,000) due to Dresdner Bank under the DI Deutschland Credit Facility. The entire amount of this financing has been shown in current liabilities.

On June 12, 2000, Ableco notified Decora that a development having a material adverse effect had occurred under the Ableco credit facility which constituted an event of default. This development was the provision by Decora in late May 2000 of estimates for earnings before interest, depreciation, taxes and amortization for the fiscal year ended March 31, 2000 which differed from earlier estimates provided by Decora prior to the closing of the Ableco Credit Facility. Ableco has advised Decora that it will collect interest at the default rate during the continuation of the default. While the occurrence of a default permits Ableco to accelerate the maturity of borrowings already made under the Ableco Credit Facility and to prohibit Decora from making additional borrowings under the facility, to date Ableco has allowed Decora to draw under the revolving facility and has not notified Decora of its intention to accelerate repayment. At June 30, 2000, Decora does not believe that prospectively it will be able to comply with the financial covenants of the Ableco Credit Facility without significant accommodations from the Ableco syndicate.

WORKING CAPITAL AND CONSOLIDATED STATEMENTS OF CASH FLOWS

As shown on the Company's Condensed Consolidated Balance Sheets, the Company's net working capital was $34,657,000 at March 31, 1999 as compared to negative $1,410,000 at March 31, 2000, reflecting a decrease of $36,067,000. The change is primarily due to decreases in cash and cash equivalents and inventories, and an increase in accrued liabilities and the current portion of long-term debt, partially offset by increases in accounts receivable which, in part, reflects the transition, late in fiscal 1999, from a single customer (Rubbermaid) remitting on a fixed payment schedule to a multi-customer structure, deferred income taxes and a decrease in other current liabilities. The current portion of long-term debt reflects indebtedness outstanding under the Fleet and DI Deutschland credit facilities, due to the defaults under these facilities as described above under the caption "Defaults Under Credit Facilities." Absent the outstanding indebtedness included in current liabilities at March 31, 2000 as a result of these defaults, current portion of long term debt would have been $24,948,000, and therefore, working capital at March 31, 2000 would have been $23,538,000, representing a decrease of $11,119,000, or 32% from 1999.

Net cash flow used in operating activities for the year ended March 31, 2000 was $1,495,000 versus cash flow provided by operating activities of $6,142,000 for the year ended March 31, 1999. The change of $7,637,000 was primarily due to the decrease of net income of $23,723,000, the extraordinary charge reflected in the prior year period of $2,019,000 incurred in connection with the Rubbermaid Acquisition and the one-time net change of $5,844,000 in deferred tax assets, partially offset by the changes in current assets and liabilities discussed above. During the fourth quarter, management determined that it was appropriate to establish a valuation allowance for all of its U.S. deferred tax assets in the amount of $6,370,000. Foreign taxes represented the remainder of the $7,761,000 consolidated tax provision as compared to a $3,230,000 provision in the prior year. The Company was required to recognize a $4,531,000 increase in tax expense in 2000.

Net cash flow used in investing activities for the year ended March 31, 2000 was $9,308,000 as compared with $81,748,000 in the prior year period. The change resulted primarily from the effect of the Rubbermaid Acquisition and the issuance of the Notes in the prior year period.

Net cash provided by financing activities in the year ended March 31, 2000 was $6,106,000 as compared with $80,593,000 in the year ended March 31, 1999. The change was primarily a result of the issuance of the Notes in the prior year period, partially offset by the use of a portion of the proceeds to repay existing long-term debt.

Capital expenditures for the year ended March 31, 2000 were $5,723,000 versus $8,693,000 for the year ended March 31, 1999. For the fiscal year ending March 31, 2001, the Company plans to make capital expenditures where necessary and appropriate and intends to finance such expenditures with operating cash flow.

The Company currently owns, through DI Deutschland, approximately 90% of the outstanding shares of Hornschuch, a foreign entity. As a result, the Company's consolidated operations and cash flow have become significantly exposed to changes in exchange rates between the U.S. dollar and the German Mark/Euro. To date, the Company has engaged in limited hedging transactions to protect against fluctuations in exchange rates. Although the Company plans to utilize limited hedging strategies in the future as the need arises, its profitability will continue to be affected by fluctuations in foreign exchange rates.

Certain indirect subsidiaries of Hornschuch own two commercial real estate properties in Germany which are unrelated to its operating business and which collateralize bank loans totaling approximately $9,586,000. Currently, the properties are producing rental income sufficient to cover interest payments. Negotiations to sell the properties are at an advanced stage. While there is no guarantee that these negotiations will be completed in the near term, management believes the real estate can be sold at a price sufficient to repay the loans in full. Hornschuch could be required to pay the amount of any shortfall.

As discussed in more detail in Part I, Item 3, entitled "Legal Proceedings," in April 1999, the Company commenced an arbitration proceeding against Rubbermaid, alleging causes of action for breach of contract and other claims arising out of the execution and performance of the transition services agreement between the Company and Rubbermaid during the nine-month period subsequent to the Company's acquisition of

Rubbermaid's Decorative Coverings Division. The Company also has asserted claims in federal court against Rubbermaid on account of Rubbermaid's alleged fraudulent and negligent misrepresentations in connection with the asset purchase agreement executed in connection with the Company's acquisition of Rubbermaid's Decorative Coverings Division. Both matters against Rubbermaid are scheduled to be arbitrated on August 28, 2000. The Company is seeking in excess of $10 million in damages. Management is hopeful that the Company will be successful in obtaining an award against Rubbermaid, which would contribute to improved liquidity. However, no assurances can be given.

ABILITY OF COMPANY TO CONTINUE AS A GOING CONCERN

For the year ended March 31, 2000, the Company incurred a net loss of $22,046,000 and had net cash flow used by operating activities of $1,495,000. During the same period, the Company had a net capital deficit (excess of liabilities over assets) of $6,323,000. In addition, as discussed above, the Company is in default under certain of its loan agreements. As a result of the defaults, $24,948,000 of long-term indebtedness has been reclassified as a current liability as of March 31, 2000. Moreover, as described above, the Company may not be able to pay the interest due on November 1, 2000 under the Notes solely by relying on results of operations. For the foregoing reasons, there is substantial doubt as to the Company's ability to continue as a going concern.

OUTLOOK

During the current fiscal year, the Company completed its transition in North America from being a toll manufacturer into a vertically integrated consumer branded products company. A major objective is to continue to enhance the value of the Company's consumer brands by capitalizing on each brand's strength and popularity in its respective region; Con-Tact(R) in North America and d-c-fix(R) in Europe. The Company has a strong distribution position in the housewares market in North America and primarily in the home furnishing market in Europe. The Company has started to capitalize on the Con-Tact(R) brand recognition and awareness in North America by expanding its product offerings beyond its housewares and shelving position into the other categories for which the European products are used. Similarly, by capitalizing on the same strengths of d-c-fix(R), the North American products, targeted for different applications, have expanded the product offering in Europe. The Company's new Collections line is being well received by the trade. The other major objective in the short term is to continue to rebuild goodwill at certain customers where relationships had eroded due to poor customer service from Rubbermaid. In this connection, the Company is vigorously pursuing legal action against Rubbermaid which is detailed in Part I, Item 3., entitled "Legal Proceedings".

As discussed above, there is substantial doubt about the Company's ability to continue as a going concern. Scheduled debt maturities during fiscal 2001 total $34,343,000, excluding $12,402,000 for interest payments on the Notes. As discussed above, due to the Company's current inability to upstream funds from Hornschuch to DI Deutschland, the Company has defaulted on a DM3,793,760 (approximately $1,850,000) principal and interest payment due to Dresdner Bank under the DI Deutschland Credit Facility. Moreover, due to the operating losses described above, the Company currently does not have sufficient cash flow from its North American operations to make the next interest payment on the Notes, in the approximate amount of $6,209,000, on November 1, 2000, the next scheduled interest payment date. The Company is reviewing Decora's business plan with its financial advisors to ascertain what actions can be taken to enhance liquidity and thereby generate cash from operations. However, even if Decora can achieve improved liquidity in its Decora operations by the next scheduled interest payment date, it is likely that the Company will still require funds from its German operations in order to make such interest payment. The Company currently is negotiating with DI Deutschland and the Hornschuch minority shareholders to permit payments of dividends from Hornschuch to DI Deutschland, which payments could be used by DI Deutschland to pay amounts currently due and owing to Dresdner Bank under the DI Deutschland Credit Facility, as well as upstreamed by DI Deutschland to DII to be applied by DII toward the next interest payment due on the Notes in November 2000. However, there are no assurances that such negotiations will be successful.

In addition to the actions described above, management is also liquidating aged inventory and considering the sale of non-productive assets in order to ensure adequate liquidity to meet future debt obligations. The Company is also reviewing Decora's business plan with the Company's financial advisers and Decora's lenders with the objective of seeking appropriate accommodations. In addition, the Company is evaluating potential changes in its capital structure and additional financial resources. As discussed above, management is also pursuing its claims against Rubbermaid and is hopeful that the Company will be successful in obtaining an award against Rubbermaid, which would contribute to improved liquidity. However, there can be no assurance that the Company will be successful in any of its endeavors to improve liquidity.

CERTAIN TRENDS AND UNCERTAINTIES

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important risk factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company. The Company wishes to caution readers that these factors, among others, could cause the Company's actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to the Company. The following factors should be considered in conjunction with any discussion of operations or results by the Company or its representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company. In making these statements, the Company is not undertaking to address or update each factor in future filings or communications regarding the Company's business or results, and is not undertaking to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, certain of these matters may have affected the Company's past results and may affect future results.

THE COMPANY IS IN DEFAULT UNDER CERTAIN OF ITS CREDIT FACILITIES AND CURRENTLY IS UNABLE TO SERVICE CERTAIN OF ITS INDEBTEDNESS; AS A RESULT, THE COMPANY'S LENDERS COULD ELECT TO ACCELERATE REPAYMENT OF ALL OUTSTANDING LOANS, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS AND FINANCIAL CONDITION. As a result of the financing associated with the Rubbermaid Acquisition and the Hornschuch Acquisition, the Company has substantial debt, $133,294,000, in relation to its shareholders' equity. Interest payments on this debt are significant compared to cash flow from Decora's and Hornschuch's operations. During fiscal year 2000, the Company began to experience deteriorating liquidity as a result of operating losses in its Decora operations. These losses were attributable to, among other factors, lower than expected sales levels due to the Rubbermaid transition and higher distribution costs associated with escalating freight charges. Liquidity has also been adversely impacted by limitations on the Company's ability to upstream funds from Hornschuch's operations to DI Deutschland to assist DI Deutschland in meeting its obligations. Because of ongoing disputes with the remaining 10% minority interest in Hornschuch, Hornschuch has been unable to declare a dividend to DI Deutschland which could be applied to payment of the debt service on the DI Deutschland Credit Facility. As a result, DI Deutschland was unable to meet a principal and interest payment totaling DM3,800,000 (approximately $1,900,000) due under the DI Deutschland Credit Facility on March 30, 2000. The Company has been negotiating with Dresdner Bank a moratorium on payments of principal and interest under the DI Deutschland Credit Facility until such time as a settlement with the minority shareholders could be achieved and payment of a dividend permitted. However, there can be no assurances that these negotiations will be successful. The Company's cash flow from operations, together with amounts available from DI Deutschland, currently are not sufficient to permit the Company to meet its next interest payment on the Notes, which is due on November 1, 2000.

In June 2000 Ableco Finance declared Decora in default under the Ableco Credit Facility because the Company's year-end results were less than originally predicted by the Company. As of July 11, 2000, Decora has approximately $12,968,190 in term loans and $10,868,000 in revolving loans outstanding under its credit facility with Ableco Finance, LLC. While the occurrence of an event of default would permit Ableco to accelerate the maturity of borrowings already made under the Ableco Credit Facility and to prohibit Decora from making additional borrowings under the facility, to date Ableco has allowed Decora to draw under the facility and has not notified Decora of its intention to accelerate repayment. Management believes that Decora will not be able, on a prospective basis, to comply with the financial covenants in the agreements governing the Ableco Credit Facility without significant accommodations from the Ableco syndicate.

As a result of the defaults described above, the Company's lenders could elect to declare all outstanding loans due and payable, which would have a material adverse effect on the Company's business and financial condition. The Company is considering several options in order to assist the Company in servicing its debt obligations and otherwise complying with the terms of its loan agreements, including the liquidation of aged inventory and the sale of certain assets. The Company is also negotiating with Dresdner Bank, as described above, and reviewing Decora's business plan with the Company's financial advisors and Decora's lenders with the objective of seeking appropriate accommodations and to ascertain what actions can be taken to enhance liquidity and thereby generate cash from operations to assist in paying the Company's debt service. The Company is also evaluating potential changes in its capital structure and additional financial resources. There can be no assurance that the Company will be successful in any of the foregoing endeavors.

If the Company is unable to service its indebtedness, the Company may be required to alter its business plans, restructure or refinance its indebtedness or seek additional equity capital. There can be no assurance that these objectives could be accomplished on favorable terms.

IF ACCOUNTS PAYABLE CONTINUE TO AGE, THE COMPANY'S RELATIONSHIPS WITH ITS VENDORS COULD BE ADVERSELY AFFECTED. As a result of Decora's reduced liquidity, as described above, its accounts payable have increased from $5,292,000 as of March 31, 1999, to $7,076,000 as of March 31, 2000, representing an increase of $1,784,000, or 33.7%. In addition, 90% of payables were within terms at March 31, 1999 while that percentage had declined to 35% at March 31, 2000. At the same time vendors have restricted credit lines available to the Company. There is a possibility that the Company's relationships with some of its vendors could be adversely affected if accounts payable continue to rise and/or age. The Company is in continual discussions with its vendors to achieve the most favorable payment terms possible.

THE COMPANY MAY NOT BE ABLE TO IMPLEMENT THE CHANGES NECESSARY TO CONTINUE AS A GOING CONCERN. For the year ended March 31, 2000, the Company incurred a net loss of $22,046,000 (of which approximately $9,000,000 is attributable to depreciation and amortization, and approximately $6,370,000 is attributable to a valuation allowance for deferred taxes) and had net cash used by operating activities of $1,495,000. During the same period, the Company had a net capital deficit (excess of liabilities over assets) of $6,323,000. In addition, as discussed above, the Company is in default under certain of its loan agreements. As a result the defaults, $24,948,000 of long term indebtedness has been reclassified as a current liability as of March 31, 2000. Moreover, as described above, the Company may not be able to pay the interest due on November 1, 2000 under the Notes solely by relying on the results of operations. For the foregoing reasons, there is substantial doubt about the Company's ability to continue as a going concern.

As noted above, the Company is considering several options in order to assist the Company in servicing its debt obligations and otherwise complying with the terms of its loan agreements, including the liquidation of aged inventory and the sale of certain assets. The Company is also reviewing its business plan with financial advisors and U.S. and German lenders with the objective of seeking appropriate accommodations and to ascertain what actions can be taken to restore profitability and thereby generate cash from operations to assist in paying the Company's debt service. The Company is also evaluating potential changes in and additional financial resources. There can be no assurances that the Company will be able to successfully implement the changes necessary for the Company to remain a going concern.

THE COMPANY'S COMMON STOCK MAY BE DELISTED FROM THE NASDAQ SMALLCAP MARKET, WHICH MAY MAKE IT DIFFICULT FOR THE COMPANY'S STOCKHOLDERS TO BUY, SELL AND OBTAIN PRICING INFORMATION ABOUT THE COMPANY'S COMMON STOCK. From August 17, 1998 until May 18, 2000, the Company's common stock was listed on The Nasdaq National Market under the symbol "DECO." As the closing bid price of the Company's common stock remained below $5.00 from November 1999 until May 2000, Nasdaq determined to transfer the listing of the Company's securities to The Nasdaq SmallCap Market effective May 19, 2000. The transfer of the listing was contingent upon the Company's compliance with all requirements for listing on the Nasdaq SmallCap Market through May 30, 2000. Prior to May 30, 2000, the Company's stock failed to evidence a closing bid price of at least $1.00 per share for ten consecutive trading days. As a result, the Nasdaq determined that it was unable to approve the Company's application for listing on the Nasdaq SmallCap Market. However, it determined to allow the Company to continue to trade on the Nasdaq SmallCap Market under a conditional listing until August 23, 2000. On or before this date the Company must evidence a closing bid price of at least $1.00 per share; and immediately thereafter, the Company must evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days or possibly a longer period in the discretion of Nasdaq. In the event the Company is unable to comply with the minimum closing bid requirements described above, its common stock may be delisted from the Nasdaq Stock Market. Effective June 12, 2000, the trading symbol of the Company's securities was changed from "DECO" to "DECOC" to indicate the conditional nature of the listing.

The loss of a listing on the Nasdaq SmallCap Market could have a material adverse effect on the Company's business prospects. The Nasdaq market system provides brokers and others with immediate access to the best bid and asked prices, as well as other information, about the Company's common stock. With the loss of the designation, stockholders may find it more difficult to buy, sell and obtain pricing information about our common stock. The Company also risks no longer qualifying as a "margin security" as defined by the Federal Reserve Board and becoming subject to the SEC's "penny stock" rules thereby reducing the attractiveness of the Company's stock as an investment vehicle and making it more difficult for the investor to purchase and sell the Company's stock.

IF THE COMPANY WHICH DECORA RELIES UPON FOR WAREHOUSING AND DISTRIBUTION OF ITS PRODUCTS IN THE UNITED STATES FAILED TO PERFORM ITS AGREEMENTS, SUCH EVENT WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS AND FINANCIAL CONDITION. Prior to the Hornschuch Acquisition and the Rubbermaid Acquisition, the Company, as primarily a contract manufacturer, was not required to implement a sales, warehousing and distribution system for its products. In the past, Rubbermaid had sold and distributed Decora's Con-Tact products and Decora conducted its international sales primarily through a limited number of distributors. As a result of the two acquisitions, the Company now performs full sales and marketing activities to support its integrated manufacturing operations and sells directly to retailers. During a nine month transition period following the Rubbermaid Acquisition, Decora established its own marketing and sales team and its own distribution system and since January 1999 has been operating without any further services from Rubbermaid. Decora's consumer products are currently warehoused and delivered to customers by a third party logistics services provider pursuant to a logistics services agreement. Decora is critically dependent upon this vendor to distribute its products efficiently and effectively. If the company which Decora relies upon for warehousing and distribution of its products failed to perform its agreements, such event would have a material adverse effect on the Company's business and financial condition.

AN INCREASE IN THE PRICE OF RAW MATERIALS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. The primary raw materials used by Decora and Hornschuch are paper, polyvinyl chloride ("PVC"), adhesives, inks, silicone and other chemicals. The prices of these raw materials are subject to fluctuations based on changes in industry and general economic conditions. Over the past year, the price of some of the raw materials used by the Company, including PVC, has increased substantially. The Company has passed on some of these price increases to customers, and to date, the financial condition of the Company has not been adversely affected by such price increases. However, there can be no assurance that the Company would be able to pass on to customers any future increases in the price of raw materials due to competitive conditions in the marketplace. If there are future significant increases in the price of raw materials which cannot be passed on to customers, the Company's business, financial condition or results of operations could be materially adversely affected.

THE LOSS OF OUTSIDE SUPPLIERS COULD DAMAGE CUSTOMER RELATIONSHIPS AND HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. Decora purchases its Grip Line products from third party suppliers. The loss by Decora of the services of any one or more outside suppliers could affect the ability of Decora to deliver product in a timely fashion. As a result, customer relationships could be damaged and the Company's business, financial condition or results of operations could suffer.

DECORA'S COMPETITIVE POSITION MAY BE AFFECTED BY A LACK OF AVAILABILITY OF RETAIL SHELF SPACE. The Con-Tact product line has long held the leading market position in the United States. The competition is divided among several smaller companies which have slightly increased their market share in the last several years in certain product categories. The Shelf Liner product line has dominated the light adhesive market with a leading market share for a significant period, while the Grip Line product line is a significant player in a larger field of approximately four competitors only one of which the Company believes has a market share which is equal to Decora's. Although each product currently has a solid competitive position, this competitive position may be affected by the continuing availability of retail shelf space. A cutback in available shelf space could adversely affect Decora's competitive position in the marketplace.

SPECIAL RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. The Company's foreign operations are conducted primarily through Hornschuch. Hornschuch's operations are subject to special risks inherent in doing business outside the United States, including governmental instability, war and other international conflicts, civil and labor disturbances, requirements of local ownership, partial or total expropriation, nationalization, currency devaluation, foreign exchange controls and foreign laws and policies, each of which may limit the movement of assets or funds or result in the deprivation of contract rights or the taking of property without fair compensation. As an example, following the collapse of the Russian economy in August 1998, Hornschuch's sales in that area declined sharply. Hornschuch's sales to all Eastern European customers for the fiscal year ended March 31, 2000 were approximately $5,000,000 less than that reported in the prior year.

THE COMPANY'S PROFITABILITY IS AFFECTED BY FLUCTUATIONS IN FOREIGN EXCHANGE RATES. The Company currently owns, through DI Deutschland, approximately 90% of the outstanding shares of Hornschuch, whose financial statements are maintained in German marks. As a result, the Company's consolidated operations and cash flow have become significantly exposed to changes in exchange rates between the U.S. dollar and the German Mark/Euro, as well as, to a limited extent, other foreign currencies. To date, the Company has engaged in limited hedging transactions to protect against fluctuations in exchange rates. Although the Company plans to utilize limited hedging strategies in the future as the need arises, its profitability will continue to be affected by fluctuations in foreign exchange rates. Hornschuch's sales when translated to dollars declined by $9,000.000 in the fiscal year ended March 31, 2000 as compared with that reported in the prior year.

A PROLONGED WORK STOPPAGE OR STRIKE AT THE COMPANY'S HORNSCHUCH FACILITIES COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS. At March 31, 2000 125 of Decora's employees were represented by Local #13 United Paper Workers International Union (AFL-CIO) under a contract which was renegotiated and renewed in March 1999 and expires in March 2002. As of the same date, 701 of Hornschuch's employees were represented by a labor union. Almost all of Hornschuch's union members belong to the Metal trade union. The most recent collective agreement for Hornschuch's employees (including both blue collar workers and white collar employees below management level) was signed in June 1999 and expires in August 2000. There can be no assurance that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to Decora or Hornschuch.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and foreign currency exchange rates.

INTEREST RATES

The Company's exposure to market risk from interest rate changes relates primarily to variable rate bank lines of credit. As of March 31, 2000, the Company had cash flow exposure on its bank lines of credit in Germany (approximately DM 51.4 million or $25.3 million) due to its variable LIBOR pricing and on its Tax-Exempt Industrial Revenue Bonds ($1,960,000) in the United States which bear interest at a variable rate. Accordingly, as of March 31, 1999 a 54 basis point (10% increase in the LIBOR) and a 45 basis point increase in the bond's floating rate (10% increase) would have an immaterial effect on the Company's pre-tax earnings.

FOREIGN EXCHANGE RISK

The Company is exposed to foreign exchange risk to the extent of adverse fluctuations in foreign currencies. For the fiscal year ended March 31, 2000, approximately 63% of the Company's net sales were in currencies other than U.S. dollars, primarily German marks. The Company enters into foreign exchange contracts periodically to hedge currency fluctuation relative to future fixed payments. Such hedging activities are not significant in total. A 10% change in the value of all foreign currencies would have resulted in a change of approximately $283,000 in pre-tax earnings for the fiscal year ended March 31, 2000.

INTEREST RATE SWAPS AND CAPS

Hornschuch has four interest rate cap agreements as of March 31, 2000 for DM 7.0 million, DM 5.6 million, DM 3.0 million and DM 3.0 million which are used to hedge against fluctuations in interest rates for existing debt balances. Hornschuch is also party to three interest swap agreements as of March 31, 2000 for DM 6.0 million, DM 5.0 million and DM 3.1 million. These agreements are used to convert variable rate debt to fixed rate debt. For the DM 5.0 million instrument, the related debt had been repaid early. However, Hornschuch was obliged to maintain the swap and pay (receive) the difference between Hornschuch's fixed rate and the original variable rate.

At March 31, 2000, the fair value of the Company's interest rate caps and interest rate swaps approximate carrying value.

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

                                    PART III

                        DIRECTORS AND EXECUTIVE OFFICERS


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY AND OFFICERS OF SUBSIDIARIES

        The following table sets forth certain biographical information, present occupation and business experience for the past five years of the Company's executive officers and directors and key officers of the Company's subsidiaries as of June 14, 2000:

Name                                       Age        Position
Nathan Hevrony                             48         Director, Chairman, Chief Executive Officer
Ronald Artzer                              56         Director, President, Chief Operating Officer
Robert J. Hanlon, Jr.                      53         Chief Financial Officer
Rolf J. Gemmersdorfer                      48         Executive Vice President; President and General
                                                      Manager of Hornschuch
Richard A. DeCoste                         61         Executive Vice President; Vice President of
                                                      Operations of Decora
Roger Grafftey-Smith                       69         Director
Gabriel Thomas                             59         Director
Stephen Verchick                           59         Director


        NATHAN HEVRONY. Mr. Hevrony has served as a director of the Company since August 1988 and as Chief Executive Officer and Chairman of the Board since October 1989.

        RONALD A. ARTZER. Mr. Artzer has served as a director of the Company since May 1994. In February 2000, Mr. Artzer was appointed President and Chief Operating Officer of the Company. From 1998 to 2000, Mr. Artzer was the co-founder of Tak-a-Sample Marketing, Inc., a promotional and marketing firm. From August 1997 until February 2000, Mr. Artzer also worked as a self-employed management consultant. From March 1994 to August 1997, Mr. Artzer served as President and Chief Executive Officer of SoPakCo Foods, a food processing and packaging company.

        ROBERT J. HANLON, JR. Mr. Hanlon was appointed Chief Financial Officer of the Company in May 2000. From 1996 until the time he joined the Company, Mr. Hanlon was Managing Director at John W. Loofburrow Associates, an investment banking and consulting firm. From 1993 to 1996, Mr. Hanlon was Senior Vice President and Chief Financial Officer of Grubb & Ellis Company, a publicly held commercial real estate company.

        ROLF J. GEMMERSDORFER. Mr. Gemmersdorfer was named Executive Vice President of the Company and Chairman of Hornschuch's Management Board in August 1998. From 1995 through 1997, Mr. Gemmersdorfer was General Manager of Oral-B Laboratories GmbH, a subsidiary of the Gillette Company. From 1992 through 1994, Mr. Gemmersdorfer was a general manager of the largest division of VP. Schickedanz, Inc.

        RICHARD A. DECOSTE. Mr. DeCoste joined Decora in January 1993. In February 1994, Mr. DeCoste became President of Decora's Consumer Decorative Products Group. In November 1994, he became Executive Vice President of the Company and in June 1997 he became Director of Operations of Decora.

        ROGER GRAFFTEY-SMITH. Mr. Grafftey-Smith has served as a director of the Company since August 1988 and has been a managing partner of Grafftey-Smith & Associates, an international financial consulting firm, since 1981. Mr. Grafftey-Smith also serves as a director of Americanino Capital Corporation, a publicly-traded corporation.

        GABRIEL B. THOMAS. Mr. Thomas has served as a director of the Company since June 1991. He has served as President and Director of Unilab Corporation, a clinical laboratory services company, since December 1989.

        STEPHEN H. VERCHICK. Mr. Verchick has served as a director of the Company since October 1993. He has been engaged in the private practice of law as President of Stephen H. Verchick & Associates, Professional Corporation, in Beverly Hills, California, for the past 24 years. Mr. Verchick is also President of Warner Capital Associates, a Los Angeles based venture capital firm.

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

        Directors of the Company hold office until the next annual meeting of stockholders, until successors are elected and qualified or until their earlier resignation or removal.

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

        To the Company's knowledge, based solely on a review of the copies of reports and amendments thereto on Forms 3, 4 and 5 furnished to the Company by reporting persons during, and with respect to, its fiscal year ended March 31, 2000, and on a review of written representations from reporting persons to the Company that no other reports were required to be filed for such fiscal year, all Section 16(a) filing requirements applicable to the Company's directors, executive officers and greater than ten percent beneficial owners during such period were satisfied in a timely manner, except that Gabriel Thomas, a director of the Company, failed to timely file a report on Form 5.

ITEM 11. EXECUTIVE COMPENSATION

The tables and discussion below set forth information about the compensation awarded to, earned by or paid to the following persons during each of the fiscal years ended March 31, 2000, March 31, 1999 and March 31, 1998: (i) the Company's Chief Executive Officer, (ii) the Company's four other most highly compensated executive officers serving as of March 31, 2000, and (iii) one additional individual who served as an executive officer during the fiscal year ended March 31, 2000 and who would have been included among the Company's four most highly compensated executive officers as of the end of the Company's last completed fiscal year, but for the fact that such individual was not serving as an executive officer as of the end of such year.


                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------
                                                              ANNUAL COMPENSATION                        LONG-TERM
                                        FISCAL             --------------------------              COMPENSATION SHARES
    NAME AND PRINCIPAL POSITION          YEAR              SALARY               BONUS              UNDERLYING OPTIONS(1)
-----------------------------------------------------------------------------------------------------------------------
Nathan Hevrony                           2000            $366,081(2)          $340,500(3)               680,000(4)
     Chairman and Chief                  1999            $326,423(2)          $391,625                       --
     Executive Officer                   1998            $217,644(2)          $400,000                  300,000
-----------------------------------------------------------------------------------------------------------------------
Ronald Artzer                            2000            $ 54,808(5)          $125,000(6)               200,000(7)
     President and Chief                 1999                  --                   --                       --
     Operating Officer                   1998                  --                   --                       --
-----------------------------------------------------------------------------------------------------------------------
Robert Macdonald                         2000            $193,446(9)                --                  125,000(10)
     Chief Financial Officer(8)          1999                  --                   --                       --
                                         1998                  --                   --                       --
-----------------------------------------------------------------------------------------------------------------------
Rolf J. Gemmersdorfer                    2000            $277,095(11)          $79,170                       --
     Executive Vice President and        1999            $191,504                   --                  120,000(12)
     Chairman of Hornschuch              1998                  --                   --                       --
     Management Board
-----------------------------------------------------------------------------------------------------------------------
Richard A. DeCoste                       2000            $140,732              $10,000(13)                   --
     Executive Vice President            1999            $140,000              $ 6,000                       --
     Director of Operations of           1998            $140,000                   --                   50,000
     Decora
-----------------------------------------------------------------------------------------------------------------------
Timothy N. Burditt                       2000            $168,673              $143,010(15)              55,000(16)
     Executive Vice President,           1999            $190,865              $247,925                      --
     Administration and Business         1998            $141,592              $275,000                  60,000
     Development(14)
-----------------------------------------------------------------------------------------------------------------------


-------------------------

(1) The option share totals reflect the one-for-five reverse stock split which was effective December 29, 1997.

(2) The Company also paid the premium of $17,665 for term life insurance for the benefit of Mr. Hevrony.

(3) Based on the Company's achievement of objectives for the fiscal year ended March 31, 1999, Mr. Hevrony was awarded an incentive bonus of $340,500 in August 1999 pursuant to the terms of the Company's Executive Incentive Plan. This bonus was paid to Mr. Hevrony during the fiscal year ended March 31, 2000.

(4) The 680,000 figure in the table includes 530,000 options originally granted to Mr. Hevrony prior to the fiscal year ended March 31, 2000. During the period covered by this report, the term of these 530,000 options was extended to May 31, 2005 as described in the following paragraphs of this footnote (2). The 680,000 figure in the table also includes 150,000 additional options granted to Mr. Hevrony, effective May 1, 1999, under the Decora Industries, Inc. 1999 Stock Option Plan (the "1999 Plan"). These options have an exercise price of $6.50 per share and originally expired on April 30, 2004, subject to the terms and provisions of the 1999 Plan. During the period covered by this report, the term of these 150,000 options was also extended to May 31, 2005, as described in the following paragraphs of this footnote (2).

        On January 7, 1992, the Company issued to Mr. Hevrony options to purchase 150,000 shares of Common Stock at an exercise price of $5.60 per share (after giving effect to the one-for-five reverse stock split which was effective on December 29, 1997). These options originally expired on December 30, 1996. In October 1996, the Company amended the terms of Mr. Hevrony's option agreement to extend the expiration date of the options to December 30, 1999. On October 1, 1999, the Board of Directors extended the expiration date of the options to December 30, 2002. On February 1, 2000, the expiration date of the options was extended to May 31, 2005 pursuant to the terms of Mr. Hevrony's Amended Employment/Consulting Agreement. The exercise price remains the same. See also the chart entitled "Option Grants in Fiscal Year Ended March 31, 2000" appearing in this Item 11.

        On August 15, 1994, the Company issued to Mr. Hevrony options to purchase 50,000 shares of Common Stock at an exercise price of $10.00 per share (after giving effect to the one-for-five reverse stock split which was effective on December 29, 1997). Pursuant to the terms of the original option agreement, these options vested if the average price of the Company's common stock reached $20.00 per share (on a post reverse split basis) for 30 consecutive days. These options originally expired on August 14, 1997. In August 1996, the Company reset the exercise price at $7.50 per share (on a post reverse split basis), extended the term of the options to August 1998, and amended the vesting schedule so that the options would vest if the average price of the Company's common stock reaches $15.00 per share (on a post reverse split basis) for 30 consecutive days. In March 1998, the Company extended the term of the options to August 2001. On February 1, 2000, the expiration date of the options was extended to May 31, 2005 pursuant to the terms of Mr. Hevrony's Amended Employment/Consulting Agreement. The exercise price and vesting terms remain the same. See also the chart entitled "Option Grants in Fiscal Year Ended March 31, 2000" appearing in this Item 11.

        On August 15, 1994, the Company issued to Mr. Hevrony options to purchase 30,000 shares of Common Stock at an exercise price of $10.00 per share (after giving effect to the one-for-five reverse stock split which was effective on December 29, 1997). Pursuant to the term of the original option agreement, these options vested if the average price of the Company's common stock reached $15.00 per share (on a post reverse split basis) for 30 consecutive days. These options originally expired on August 14, 1997. In August 1996, the Company reset the exercise price at $7.50 per share (on a post reverse split basis), extended the term of the options to August 1998, and amended the vesting schedule so that the options would vest if the average price of the Company's common stock reaches $10.00 per share (on a post reverse split basis) for 30 consecutive days. In March 1998, the Company extended the term of the options to August 2001. On February 1, 2000, the expiration date of the options was extended to May 31, 2005 pursuant to the terms of Mr. Hevrony's Amended Employment/Consulting Agreement. The exercise price and vesting terms remain the same. See also the chart entitled "Option Grants in Fiscal Year Ended March 31, 2000" appearing in this Item 11.

        On February 19, 1998, the Company issued to Mr. Hevrony options to purchase 300,000 shares of Common Stock at an exercise price of $5.50 per share. These options vested as follows: 100,000 on February 19, 1998; 100,000 on February 19, 1999; and 100,000 on February 19, 2000.
        All 300,000 options originally expired on February 18, 2003. On February 1, 2000, the expiration date of the options was extended to May 31, 2005 pursuant to the terms of Mr. Hevrony's Amended Employment/Consulting Agreement. The exercise price remains the same. See also the chart entitled "Option Grants in Fiscal Year Ended March 31, 2000" appearing in this Item 11.

        On June 8, 1999, the Board of Directors approved the grant to Mr. Hevrony of options to purchase 150,000 shares of common stock of the Company under the 1999 Plan, effective May 1, 1999. On February 1, 2000, the expiration date of the options was extended to May 31, 2005 pursuant to the terms of Mr. Hevrony's Amended Employment/Consulting Agreement. See also the chart entitled "Option Grants in Fiscal Year Ended March 31, 2000" appearing in this Item 11.

(5) Mr. Artzer entered into an employment agreement with the Company effective February 1, 2000. Pursuant to the terms of the employment agreement, Mr. Artzer shall receive an initial base salary in an amount equal to a rate of $285,000 per annum. The base salary shall be subject to periodic adjustment upwards but not downwards in accordance with the discretion of the Compensation Committee of the Board of Directors of the Company. The employment agreement further provides that at such time as the Board of Directors, in its discretion, assigns to Mr. Artzer full responsibility for the Company's operations in Germany (but in no event later than December 31, 2000), then his base salary shall be adjusted upwards to $360,000. Mr. Artzer's base salary is payable in equal monthly installments, subject to proportionate adjustment in the event of an adjustment upwards in Mr. Artzer's salary. During the fiscal year ended March 31, 2000, Mr. Artzer was paid $43,846 in base salary pursuant to the terms of his employment agreement. Mr. Artzer was also paid a $50,000 relocation allowance. The Company also paid the premium of $13,445 for life insurance for Mr. Artzer.

(6) Pursuant to the terms of Mr. Artzer's employment agreement, Mr. Artzer was granted a bonus in the amount of $125,000, to be paid to Mr. Artzer as soon as possible following the execution of such agreement, at such times and in such increments as shall, in the good faith judgment of the Board of Directors of the Company, not result in an undue burden upon the working capital resources of the Company. As of March 31, 2000, the entire amount of such bonus had been paid to Mr. Artzer.

(7) Concurrently with the execution of his employment agreement, the Company granted to Mr. Artzer options to purchase 200,000 shares of the Company's common stock pursuant to the 1999 Plan. These options vested immediately and are exercisable at a price of $5.00 per share. The options expire on February 1, 2005, subject however to such earlier expiration as provided by the terms of the 1999 Plan.

(8) Mr. Macdonald resigned as Chief Financial Officer of the Company on May 10, 2000.

(9) On October 1, 1999, Mr. Macdonald entered into an employment agreement with the Company, effective as of June 21, 1999. Pursuant to the terms of the employment agreement, Mr. Macdonald was entitled to base salary in an amount equal to a rate of $290,000 per annum. During the fiscal year ended March 31, 2000, Mr. Macdonald was paid $182,292 in base salary pursuant to the terms of his employment agreement.

(10) Concurrently with the execution of his employment agreement, the Company granted to Mr. Macdonald options to purchase 125,000 shares of the Company's common stock at an exercise price of $6.0625 per share pursuant to the 1999 Plan. 41,666 of these options vested immediately upon grant and the remaining 83,334 options were to have vested in three increments of 27,778 on the first, second and third anniversary, respectively, of Mr. Macdonald's employment with the Company. As Mr. Macdonald ceased to be employed by the Company in May 2000, all of the options will expire in August 2000, pursuant to the terms of the 1999 Plan.

(11) The Company also paid the premium of $13,193 for life insurance for the benefit of Mr. Gemmersdorfer.

(12) Of these options, 12,000 vested on August 1, 1998, 12,000 vested on August 1, 1999, 12,000 will vest on August 1, 2000, 12,000 will vest on August 1, 2001 and 12,000 will vest on August 1, 2002. The remaining 60,000 options will vest, if at all, upon the achievement of certain performance objectives during Hornschuch's fiscal years ended December 31, 1999 through December 31, 2002. As of March 31, 2000, a total of 24,000 options were vested.

(13) This bonus was awarded during the fiscal year ended March 31, 2000 with respect to performance goals achieved during the fiscal year ended March 31, 1999.

(14) Mr. Burditt resigned as Executive Vice President of the Company in October, 1999.

(15) In August 1999, Mr. Burditt was awarded a bonus of $143,010 pursuant to the terms of the Company's Executive Incentive Plan, based on the Company's achievement of financial objectives for the fiscal year ended March 31, 1999. This bonus was paid to Mr. Burditt during the fiscal year ended March 31, 2000.

(16) Effective May 1, 1999, the Company granted to Mr. Burditt options to purchase 55,000 shares of the Company's common stock at an exercise price of $6.0625 per share pursuant to the 1999 Plan. These options vested immediately upon grant. As Mr. Burditt ceased to be employed by the Company in October, 1999, all of these options expired in January, 2000, pursuant to the terms of the 1999 Plan.

EMPLOYMENT AGREEMENTS

In June 1997, the Company entered into an employment agreement with Mr. Hevrony which expired on May 31, 2000. The agreement provided for payment of an initial base annual salary of $197,500, subject to periodic increases at the discretion of the Compensation Committee of the Board of Directors, plus performance bonuses. In January 1999, the Compensation Committee increased Mr. Hevrony's annual salary to $375,000 after considering the evaluation of Buck Consultants, an international compensation consulting firm engaged to review the Company's compensation programs.

In February 2000, the Company entered into an amended employment/consulting Agreement with Mr. Hevrony. The amended agreement extended the term of Mr. Hevrony's employment for an additional one year term commencing June 1, 2000 and ending May 31, 2001 (the "Extended Employment Term"). Commencing June 1, 2001 and ending May 31, 2002 (the "Consulting Term"), the Company will retain Mr. Hevrony as an independent consultant to the Company.

Mr. Hevrony will continue to perform the duties specified in his original employment agreement during the Extended Employment Term, along with such other duties pertaining to the Company's business as the Board of Directors may from time to time direct. During the Extended Employment Term, Mr. Hevrony will receive a base annual salary of $375,000, which shall be subject to periodic adjustment upwards, in the discretion of the Compensation Committee of the Board of Directors. During the Extended Employment Term, Mr. Hevrony will also be entitled to additional performance compensation of up to 140% of his base salary through participation in the Decora Industries, Inc. Executive Incentive Plan (as described below). Mr. Hevrony is also entitled during the

Extended Employment Term to a minimum of three weeks vacation, sick and personal leave in accordance with the Company's standard employee policies, health insurance, life insurance with a death benefit of $1,000,000, use of an automobile, participation in any employee stock option, profit sharing or pension plan maintained by the Company for its employees, and any other benefits as may be granted in the discretion of the Company to employees performing similar services.

During the Consulting Term, Mr.Hevrony will be available to (i) locate and advise the Company on corporate opportunities; (ii) assist the Company in maintaining its relationships with major stockholders; (iii) assist the Company in communications with lending institutions, and (iv) provide such other advice within Mr. Hevrony's area of expertise as the Board of Directors may from time to time direct. Mr. Hevrony will be entitled to receive a consulting fee of $300,000 per annum during the Consulting Term. During the Consulting Term, Mr. Hevrony will also be entitled to health insurance, life insurance with a death benefit of $1,000,000 and any other benefits as may be granted by the Company in its discretion.

As further consideration for the execution by Mr. Hevrony of the amended employment/consulting agreement, the Company agreed to amend Mr. Hevrony's existing stock option agreements with the Company as necessary so as to extend the expiration date of such options to a date not earlier than three (3) years following expiration of the Consulting Term (i.e., May 31, 2005). (See also the table entitled "Option Grants in Fiscal Year Ended March 31, 2000" appearing in
Item 11, entitled "Executive Compensation," of Part III of this report in Form 10-K).

The Company may terminate Mr. Hevrony's employment at any time for cause, as defined in the amended employment/consulting agreement, and upon 90 days written notice for any reason. In the event Mr. Hevrony is terminated without cause pursuant to the 90 day notice provision referred to above, then Mr. Hevrony is entitled to the remaining salary payable on the remainder of his Extended Employment Term and Consulting Term, plus salary for an additional 24 month period. However, in the event Mr. Hevrony's termination constitutes a "trigger event" under his supplemental executive compensation agreement (as described below), and as a result, Mr. Hevrony becomes entitled to payments under that agreement, then Mr. Hevrony shall have the right to receive the greater of the payment he is entitled to receive under his amended employment/consulting agreement or the payment he is entitled to receive under his supplemental executive compensation agreement, but not both.

In June 1999, the Board of Directors adopted the Decora Industries, Inc. 1999 Stock Option Plan and granted thereunder, effective May 1, 1999, a total of 360,000 options to executive officers and directors of the Company, including 150,000 options granted to Mr. Hevrony at an exercise price of $6.50 per share. Mr. Hevrony's options vested effective May 1, 1999 upon shareholder approval of the Plan on October 26, 1999.

Mr. Hevrony is also entitled to receive additional compensation pursuant to the terms of a supplemental executive compensation agreement executed by the Company and Mr. Hevrony effective February 1, 2000. This agreement provides for special payments to Mr. Hevrony in the event of a change in control of the Company. In the event of Mr. Hevrony's termination (other than for cause) or resignation after the occurrence of a change of control of the Company, Mr. Hevrony is entitled to receive a payment equal to three times his base annual salary plus three times the bonus which he otherwise would have earned under the Company's Executive Incentive Plan (as described below), assuming that the Company achieves 100% of the targets established by such plan. The foregoing payments would be in addition to any incentive amount that would be payable to Mr. Hevrony under the Company's Executive Incentive Plan for the year in which he resigned or was terminated. The supplemental executive compensation agreement also provides, in the event of a change of control of the Company, for an additional payment of a "market value enhancement initiative" of up to three times Mr. Hevrony's base compensation. The amount of such additional payment is dependent upon the closing market price of the Company's Common Stock around the time of the change of control. The Company entered into the supplemental executive compensation agreement with Mr. Hevrony in order to enable Mr. Hevrony to focus his attention on enhancing shareholder value without concern for personal compensation considerations in the event of a proposed change of control of the Company.

In February 2000, the Company entered into an Employment Agreement with Ronald Artzer, pursuant to which Mr. Artzer is employed by the Company as its President and Chief Operating Officer for a period of three years. Mr. Artzer has served as a director of the Company since May 1994 and continues to serve as a director. Mr. Artzer is entitled to receive an initial base salary of $285,000 per annum, which shall be subject to periodic adjustment upwards but not downwards in the discretion of the Compensation Committee of the Board of Directors. At such time as the Board, in its discretion, assigns to Mr. Artzer full responsibility for the Company's operations in Germany (but in no event later than December 31, 2000), then his base salary shall be adjusted upwards to $360,000.

Concurrently with the execution of the employment agreement, the Company granted to Mr. Artzer a signing bonus of $125,000, to be paid at such times and in such increments as shall, in the good faith judgment of the Board of Directors, not result in an undue burden upon the working capital resources of the Company. As of March 31, 2000, the entire amount of this bonus has been paid to Mr. Artzer. The Company also granted Mr. Artzer options to purchase 200,000 shares of the Company's common stock pursuant to the Decora Industries, Inc. 1999 Stock Option Plan, which options have a five year term and an exercise price per share of $5.00. These options vested immediately upon the date of grant. Mr. Artzer is also entitled to a $50,000 relocation allowance, a minimum of three weeks vacation, sick and personal leave in accordance with the Company's standard employee policies, health insurance, life insurance with a death benefit of $500,000, use of an automobile, participation in any retirement or pension plan maintained by the Company for its employees, and any other benefits as may be granted in the discretion of the Company.

Mr. Artzer's employment agreement is subject to automatic renewal for successive one year periods, unless either the Company or Mr. Artzer gives 180 days written notice to the other party of its intention to terminate the agreement. Notwithstanding the foregoing, the Company may also terminate the employment agreement at any time for cause, as defined in the agreement, and upon 90 days written notice for any reason. In the event Mr. Artzer is terminated without cause pursuant to the 90 day notice provision referred to above, then he is entitled to the greater of the remaining salary payable on the remainder of his initial employment term, or salary for an additional 24 month period. However, in the event Mr. Artzer's termination constitutes a "trigger event" under his supplemental executive compensation agreement (as described below), and as a result, Mr. Artzer becomes entitled to payments under that agreement, then Mr. Artzer shall have the right to receive the greater of the payment he is entitled to under his employment agreement or the payment he is entitled to receive under his supplemental executive compensation agreement, but not both.

Mr. Artzer is also entitled to additional performance compensation of up to 140% of his base salary, commencing with the Company's 2001 fiscal year, through participation in the Decora Industries, Inc. Executive Incentive Plan (as described below).

Mr. Artzer is entitled to receive additional compensation pursuant to the terms of a supplemental executive compensation agreement executed by the Company and Mr. Artzer effective February 1, 2000. This agreement provides for special payments to Mr. Artzer in the event of a change in control of the Company. In the event of Mr. Artzer's termination (other than for cause) or resignation after the occurrence of a change of control of the Company on or before March 31, 2002, Mr. Artzer is entitled to receive a payment equal to three times his base annual salary plus three times the bonus which he otherwise would have earned under the Company's Executive Incentive Plan, assuming that the Company achieves 100% of the targets established by such plan. In the event of Mr. Artzer's termination (other than for cause) or resignation after the occurrence of a change of control of the Company after March 31, 2002, Mr. Artzer is entitled to receive a payment equal to two times his base annual salary plus two times the bonus which he otherwise would have earned under the Company's Executive Incentive Plan, assuming that the Company achieves 100% of the targets established by such plan. The foregoing payments would be in addition to any incentive amount that would be payable to Mr. Artzer under the Company's Executive Incentive Plan for the year in which he resigned or was terminated. The supplemental executive compensation agreement also provides, in the event of a change of control of the Company, for an additional payment of a "market value enhancement initiative" of up to three times Mr. Artzer's base compensation. The amount of such additional payment is dependent upon the closing market price of the Company's Common Stock around the time of the change of control. The Company entered into the supplemental executive compensation agreement with Mr. Artzer in order to enable Mr. Artzer to focus his attention on enhancing shareholder value without concern for personal compensation considerations in the event of a proposed change of control of the Company.

In October 1998, the Compensation Committee of the Board of Directors adopted an Executive Incentive Plan to award bonuses calculated with respect to the Company's financial performance to key executive officers, including Mr. Hevrony and Mr. Artzer. These officers are eligible to receive awards pursuant to the terms of the Executive Incentive Plan if the Company meets objectives for EBITDA and operating profit which are set annually by the Compensation Committee. Based on the Company's achievement of objectives for the fiscal year ended March 31, 1999, Mr. Hevrony was awarded an incentive bonus of $340,500 in August 1999 pursuant to the terms of this plan which was paid during the fiscal year ended March 31, 2000.

Prior to the adoption of the Executive Incentive Plan, performance bonuses were awarded to key executive officers under the Company's Acquisition Incentive Plan. The Company's Acquisition Incentive Plan was established by the Compensation Committee early in fiscal 1998 in order to further the Company's objective of building shareholder value through key acquisitions by rewarding participants for their role in completing such acquisitions. In implementing the plan, the Company sought to provide an incentive to senior management to pursue acquisition opportunities which would transform the Company from a contract manufacturer to a company with its own sales, marketing and distribution system, and thus a greater ability to control brand identity and potential business opportunities. The Acquisition Incentive Plan included Mr. Hevrony and other key officers. Officers covered under the plan were entitled to payment of a bonus based on the ratio of the acquired company's earnings before interest, taxes, depreciation and amortization (EBITDA) to the Company's EBITDA for the 1998 fiscal year, multiplied by a designated percentage of the participant's base salary. The application of these criteria resulted in a bonus to Mr. Hevrony of $391,625 during the 1999 fiscal year in connection with his role in negotiating, structuring and obtaining financing (through a $112.75 million bond offering) for the Company's acquisition in April 1998 of the Decorative Coverings Group of Rubbermaid Incorporated (the "Rubbermaid Acquisition"). The Rubbermaid Acquisition completed the transformation of the Company from a contract manufacturer of products for others to its current position as one of the world's largest vertically integrated manufacturers and marketers of branded consumer self-adhesive products. Going forward, the Compensation Committee has decided to replace the Acquisition Incentive Plan with the Executive Incentive Plan, as described above.

The Company has an employment agreement with Mr. DeCoste, Decora's Director of Operations, until May 30, 2000 which provides for annual compensation of $140,000. Upon termination without cause, Mr. DeCoste is entitled to receive compensation for the lesser of twelve months or to the end of the term. The Company is in the process of amending Mr. DeCoste's employment agreement to extend the term thereof to June 30, 2001. As part of his employment agreement, Mr. DeCoste was granted an option to purchase, until June 1, 2000, 20,000 shares of the Company's Common Stock at an exercise price of $5.00 per share. All of such options vested immediately upon the date of grant. The Company is in the process of extending the term of the options to one or possibly two years beyond the original expiration date.

Hornschuch has a five year employment agreement with Mr. Gemmersdorfer which expires in July 2003. Pursuant to the agreement, Mr. Gemmersdorfer is the Chairman of Hornschuch's Management Board. The agreement provides for annual base compensation of DM 500,000 plus an annual bonus of up to DM 200,000 in 1999 and DM 250,000 in years 2000 through 2003. The actual amount of the bonus in any year depends on the achievement of certain enumerated financial targets. In the event that such financial targets are exceeded in any year, Mr. Gemmersdorfer will be entitled to receive for such year, in addition to the bonus described above, an additional bonus based on a formula, although the total combined bonus payments in any year shall not exceed the base compensation payable in such year. In case of premature termination of the employment agreement during the first three years, Mr. Gemmersdorfer will be entitled to remuneration in the maximum amount of two times his annual salary.

In August 1998, the Company entered into an option agreement with Mr. Gemmersdorfer pursuant to which he was granted 120,000 options at an exercise price of $8.00 per share. 12,000 options vest on each of August 1, 1998, August 1, 1999, August 1, 2000, August 1, 2001 and August 1, 2002. The remaining 60,000 options will become eligible for vesting if certain financial performance objectives are met with respect to Hornschuch's fiscal years ended December 31, 1999 through December 31, 2002. If such performance objectives are met with respect to any such fiscal year, Mr. Gemmersdorfer may be eligible to receive options at the end of each such fiscal year as follows: December 31, 1999 - 24,000; December 31, 2000 - 12,000; December 31, 2001 - 12,000; December 31,
2001 - 12,000; and December 31, 2002 - 12,000. Each option granted pursuant to the option agreement shall be exercisable commencing from the date of vesting until the earlier of July 31, 2003 or the third anniversary from the date of vesting.

On May 8, 2000, the Company entered into an employment agreement with Robert J. Hanlon, Jr., pursuant to which Mr. Hanlon has agreed to serve as the Company's Chief Financial Officer at a salary of approximately $200,000 per annum. The agreement will expire on December 31, 2001. Pursuant to the terms of the agreement, the Company granted to Mr. Hanlon options to purchase 50,000 shares of the Company's common stock at an exercise price of $5.00 per share. These options vested immediately upon grant and expire in May 2005. Mr. Hanlon is also entitled to receive a bonus of up to approximately 84% of his base annual salary through participation in the Decora Industries, Inc. Executive Incentive Plan.

                OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 2000

------------------------------------------------------------------------------------------------------
                                   INDIVIDUAL GRANTS
------------------------------------------------------------------------------   POTENTIAL REALIZABLE
                                       % OF TOTAL                               VALUE AT ASSUMED RATES
                       NUMBER OF        OPTIONS                                     OF STOCK PRICE
                        SHARES         GRANTED TO                                  APPRECIATION FOR
                      UNDERLYING      EMPLOYEES IN                                   OPTION TERM
                        OPTIONS        THE FISCAL    EXERCISE     EXPIRATION    ----------------------
    NAME                GRANTED          YEAR(1)      PRICE         DATE          5%             10%
------------------------------------------------------------------------------------------------------
Nathan Hevrony         150,000(2)          10.8%      $6.50        4/30/04      $189,000      $489,000
------------------------------------------------------------------------------------------------------
Nathan Hevrony         150,000(3)          10.8%      $6.50        5/31/05             0             0
------------------------------------------------------------------------------------------------------
Nathan Hevrony          30,000(4)           2.2%      $7.50        5/31/05             0             0
------------------------------------------------------------------------------------------------------
Nathan Hevrony          50,000(5)           3.6%      $7.50        5/31/05             0             0
------------------------------------------------------------------------------------------------------
Nathan Hevrony         150,000(6)          10.8%      $5.60        5/31/05             0             0
------------------------------------------------------------------------------------------------------
Nathan Hevrony         100,000(7)           7.2%      $5.50        5/31/05             0             0
------------------------------------------------------------------------------------------------------
Nathan Hevrony         100,000(8)           7.2%      $5.50        5/31/05             0             0
------------------------------------------------------------------------------------------------------
Nathan Hevrony         100,000(9)           7.2%      $5.50        5/31/05             0             0
------------------------------------------------------------------------------------------------------
Ronald Artzer          200,000(10)         14.4%      $5.00         2/1/05             0             0
------------------------------------------------------------------------------------------------------
Robert Macdonald       125,000(11)            9%      $6.0625      5/31/04      $212,188      $462,500
------------------------------------------------------------------------------------------------------
Timothy Burditt         55,000(12)            4%      $  6.50      4/30/04      $ 69,300      $179,300
------------------------------------------------------------------------------------------------------

----------------------

(1) Percentages in the chart are based on a total of 1,390,000 options granted to employees during the fiscal year ended March 31, 2000. The 1,390,000 number includes: (i) 530,000 options originally granted to Mr. Hevrony prior to the fiscal year ended March 31, 2000, the term of which was extended to May 31, 2005 during the period covered by this report (see footnotes (4), (5), (6), (7), (8) and (9)); (ii) 150,000 new options granted to Mr. Hevrony during the fiscal year ended March 31, 2000 (see footnote (2)); and (iii) 150,000 options deemed granted to Mr. Hevrony during the fiscal year ended March 31, 2000 (see footnote (3)). The 150,000 options described in clause (iii) are the same options referred to in clause (ii), but for purposes of this table are treated as a new grant of options because the expiration date thereof was extended from April 30, 2004 to May 31, 2005 (see footnotes (2) and
        (3)). The 1,390,000 number also includes the following options granted during the fiscal year ended March 31, 2000: (A) 200,000 options granted to Ronald Artzer (see footnote (10)); (B) 125,000 options granted to Robert Macdonald (see footnote (11)); (C) 55,000 options granted to Timothy Burditt (see footnote (12)); and (D) a total of 180,000 options granted to other employees of the Company.

(2) These options were granted on June 6, 1999, effective as of May 1, 1999 pursuant to the Decora

        Industries, Inc. 1999 Stock Option Plan (the "1999 Plan") and vested immediately, subject to approval of the Plan by the Company's stockholders. Such stockholder approval was obtained on October 26, 1999.

(3) These options originally were granted effective as of May 1, 1999 (see footnote (2)). On February 1, 2000, the expiration date of the options was changed to May 31, 2005, pursuant to the terms of the Amended Employment/Consulting Agreement dated as of February 1, 2000 between the Company and Mr. Hevrony.

(4) These options originally were granted on August 15, 1994 at an exercise price of $10.00 per share (after giving effect to the one-for-five reverse stock split which was effective on December 29, 1997) and expired on August 14, 1997. Pursuant to the terms of the original option agreement, these options vested if the average price of the Company's common stock reached $15.00 per share (on a post reverse split basis) for 30 consecutive days. In August 1996, the Company reset the exercise price at $7.50 per share (on a post reverse split basis), extended the term of the options to August 1998, and amended the vesting schedule so that the options would vest if the average price of the Company's common stock reaches $10.00 per share (on a post reverse split basis) for 30 consecutive days. In March 1998, the Company extended the term of the options to August 2001. On February 1, 2000, the expiration date of the options was changed to May 31, 2005, pursuant to the terms of the Amended Employment/Consulting Agreement dated as of February 1, 2000 between the Company and Mr. Hevrony. The exercise price and vesting terms remain the same.

(5) These options originally were granted on August 15, 1994 at an exercise price of $10.00 per share (after giving effect to the one-for-five reverse stock split which was effective on December 29, 1997) and expired on August 14, 1997. Pursuant to the terms of the original option agreement, these options vested if the average price of the Company's common stock reached $20.00 per share (on a post reverse split basis) for 30 consecutive days. In August 1996, the Company reset the exercise price at $7.50 per share (on a post reverse split basis), extended the term of the options to August 1998, and amended the vesting schedule so that the options would vest if the average price of the Company's common stock reaches $15.00 per share (on a post reverse split basis) for 30 consecutive days. In March 1998, the Company extended the term of the options to August 2001. On February 1, 2000, the expiration date of the options was changed to May 31, 2005, pursuant to the terms of the Amended Employment/Consulting Agreement dated as of February 1, 2000 between the Company and Mr. Hevrony. The exercise price and vesting terms remain the same.

(6) These options originally were granted on January 7, 1992 and expired on December 30, 1997. In October 1996, the Company amended the terms of Mr. Hevrony's option agreement to extend the expiration date of the options to December 30, 1999. On October 1, 1999, the Board of Directors extended the expiration date of these options to December 30, 2002. On February 1, 2000, the expiration date of the options was extended to May 31, 2005, pursuant to the terms of the Amended Employment/Consulting Agreement dated as of February 1, 2000 between the Company and Mr. Hevrony. These options vested on January 7, 1992.

(7) These options originally were granted on February 19, 1998 and expired on February 18, 2003. On February 1, 2000, the expiration date of the options was changed to May 31, 2005 pursuant to the terms of the Amended Employment/Consulting Agreement dated as of February 1, 2000 between the Company and Mr. Hevrony. These options vested on February 19, 1998.

(8) These options originally were granted on February 19, 1998 and expired on February 18, 2003. On February 1, 2000, the expiration date of the options was changed to May 31, 2005 pursuant to the terms of the Amended Employment/Consulting Agreement dated as of February 1, 2000 between the Company and Mr. Hevrony. These options vested on February 19, 1999.

(9) These options originally were granted on February 19, 1998 and expired on February 18, 2003. On February 1, 2000, the expiration date of the options was changed to May 31, 2005 pursuant to the terms of the Amended Employment/Consulting Agreement dated as of February 1, 2000 between the Company and Mr. Hevrony. These options vested on February 19, 2000.

(10) These options were granted effective as of February 1, 2000 pursuant to the terms of Mr. Artzer's employment agreement and vested immediately upon grant.

(11) These options were granted effective as of June 21, 1999 pursuant to the 1999 Plan and originally expired on May 31, 2004. 41,666 of these options vested immediately upon grant and the remaining 83,334 options were to have vested in three increments of 27,778 on the first, second and third anniversary, respectively, of Mr. Macdonald's employment with the Company. As Mr. Macdonald ceased to be employed by the Company in May 2000, all of the options will expire in August 2000, pursuant to the terms of the plan.

(12) These options were granted effective as of May 1, 1999 pursuant to the 1999 Plan and vested immediately upon grant. The options originally expired on April 30, 2004. As Mr. Burditt ceased to be employed by the Company in October, 1999, all of these options expired in January, 2000, pursuant to the terms of the 1999 Plan.

                AGGREGATED MARCH 31, 2000 YEAR END OPTION VALUES

--------------------------------------------------------------------------------------------
                                 NUMBER OF SHARES UNDERLYING    VALUE OF UNEXERCISED IN-THE-
                                UNEXERCISED OPTIONS AT FISCAL   MONEY OPTIONS AT FISCAL YEAR
NAME                                     YEAR END (1)                    END(2)(3)
                                -----------------------------   ----------------------------
                                 EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
--------------------------------------------------------------------------------------------
Nathan Hevrony                      600,000         80,000        $     0        $     0
--------------------------------------------------------------------------------------------
Ronald Artzer                       275,000         20,000        $     0        $     0
--------------------------------------------------------------------------------------------
Robert Macdonald                     41,666         83,334        $     0        $     0
--------------------------------------------------------------------------------------------
Rolf J. Gemmersdorfer                24,000         96,000        $     0        $     0
--------------------------------------------------------------------------------------------
Richard A. DeCoste                   65,000              0        $     0        $     0
--------------------------------------------------------------------------------------------
Timothy N. Burditt                        0              0        $     0        $     0
--------------------------------------------------------------------------------------------

--------------

(1) Option share totals reflect the one-for-five reverse stock split which was effective December 29, 1997.

(2) All options listed in the table were out-of-the money as of March 31, 2000, based on the closing sales price of $2.75 for the Company's Common Stock on that date.

(3) During the year ended March 31, 2000, none of the named executive officers exercised any outstanding stock options. The only unexercised options held by such executive officers as of March 31, 2000 are shown in the table above.

COMPENSATION OF DIRECTORS

Effective April 1, 1999, directors are paid $20,000 per year. Directors may also receive stock options pursuant to a new stock option plan known as the Decora Industries, Inc. 1999 Stock Option Plan which was adopted by the Board of Directors on June 8, 1999 and approved by the stockholders of the Company at its annual meeting held on October 26, 1999. The plan reserves for grant and issuance to employees, directors and consultants 1,000,000 shares of the Company's Common Stock. In addition, directors may also receive options by other grant by the Company. The Company reimburses directors for reasonable expenses incurred in connection with their attendance at meetings and other Company related functions.

COMPENSATION COMMITTEE INERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors establishes salary and bonus compensation to be paid to the Company's principal officers. Until December 1999, the members of the Compensation Committee were Ronald Artzer (Chairman), Roger Grafftey-Smith, Gabriel Thomas and Stephen Verchick. In December 1999, Mr. Artzer resigned from the Compensation Committee and Mr. Thomas was appointed as the new Chairman of the Compensation Committee. With the exception of Mr. Artzer, the individuals who served as the members of the Compensation Committee during the fiscal year ended March 31, 2000 were non-employee directors. In February 2000, Mr. Artzer was appointed as the Company's President and Chief Operating Officer. Mr. Artzer resigned from the Compensation Committee prior to his appointment as President and Chief Operating Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 14, 2000, certain information with respect to the Company's Common Stock which may be deemed to be beneficially owned by each stockholder who is known by the Company to own more than five percent of the Company's outstanding Common Stock, by each director of the Company, by each executive officer named in Item 11, and by all directors and named executive officers as a group, excluding in each case rights under options or warrants not exercisable within 60 days. The share totals reflect a one-for-five reverse stock split which was effective December 29, 1997.

---------------------------------------------------------------------------------------------------------------
      NAME AND ADDRESS                            COMMON           OTHER                             PERCENT OF
   OF BENEFICIAL OWNER(1)                         STOCK         SECURITIES(2)            TOTAL        CLASS(3)
---------------------------------------------------------------------------------------------------------------
Robert W. Johnson, IV                            376,416(4)       385,000(4)           761,416(4)       9.3%
The Johnson Company
630 Fifth Avenue, Suite 1510
New York, NY 10111
---------------------------------------------------------------------------------------------------------------
Nathan Hevrony (5)                               150,750          600,000(6)           750,750          8.9%
---------------------------------------------------------------------------------------------------------------
Roger Grafftey-Smith (7)                          75,000          117,400(8)           192,400(8)       2.4%
---------------------------------------------------------------------------------------------------------------
Gabriel B. Thomas (9)                                  0          147,400(10)          147,400(10)      1.8%
---------------------------------------------------------------------------------------------------------------
Stephen H. Verchick (11)                               0           80,000(12)           80,000(12)      1.0%
---------------------------------------------------------------------------------------------------------------
Ronald A. Artzer (13)                                  0          275,000(14)          275,000(14)      3.4%
---------------------------------------------------------------------------------------------------------------
Rolf J. Gemmersdorfer (15)                             0           24,000(16)           24,000(16)        *
---------------------------------------------------------------------------------------------------------------
Richard A. DeCoste (17)                            4,000           65,000               69,000            *
---------------------------------------------------------------------------------------------------------------
Robert Macdonald (18)                                  0           41,666(19)           41,666(19)        *
---------------------------------------------------------------------------------------------------------------
Timothy N. Burditt (20)                            2,000                0(21)            2,000(21)        *
---------------------------------------------------------------------------------------------------------------
All directors and executive officers as          231,750        1,350,466            1,582,216         17.2%
a group, including the named persons
(8 persons)
---------------------------------------------------------------------------------------------------------------


------------

(*) Each of these persons owns less than 1% of the outstanding Common Stock of the Company.

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

(3) Percent of class calculation based on 7,823,886 shares of Common Stock outstanding as of June 13, 2000, plus number of shares of Common Stock, if any, issuable to the named stockholders upon exercise of options and warrants exercisable within 60 days.

(4) Based on Amendment No. 2 to Schedule 13D dated May 3, 1998 filed by Mr. Johnson on July 17, 1998 with the Securities and Exchange Commission and information provided by Mr. Johnson to the Company since the date of such filing, Mr. Johnson beneficially owns 376,416 shares of Common Stock and warrants to purchase a total of 385,000 shares of Common Stock. According to the Amendment No. 2 to Schedule 13D filed by Mr. Johnson on July 17, 1998, the shares of Common Stock issuable upon exercise of the warrants are broken down as follows: 45,000 shares issuable to Mr. Johnson upon exercise of the Series A Warrant to purchase Shares, dated November 3, 1992, as amended (the "Series A Warrant"); 20,000 shares of Common Stock are issuable to Mr. Johnson upon exercise of the Series B Warrant to purchase Shares, dated November 3, 1992, as amended (the "Series B Warrant"), 260,000 shares of Common Stock are issuable to Mr. Johnson upon exercise of the Series C Warrant and 60,000 shares of Common Stock are issuable to Mr. Johnson's children, which are held in custodian accounts, of which Mr. Johnson is the custodian. Mr. Johnson disclaims beneficial interest in 27,000 shares which are held by trusts for which he is a trustee. Mr. Johnson has sole voting power and dispositive power over the securities beneficially owned by him as reflected in the table.

(5) Mr. Hevrony is a Director, Chairman and Chief Executive Officer of the Company.

(6) This number does not include 80,000 shares of Common Stock issuable upon exercise of options which were not vested as of June 14, 2000.

(7)     Mr. Grafftey-Smith is a Director of the Company.

(8) This number does not include 20,000 shares of Common Stock issuable upon exercise of options which were not vested as of June 14, 2000.

(9)     Mr. Thomas is a Director of the Company.

(10) This number does not include 20,000 shares of Common Stock issuable upon exercise of options which were not vested as of June 14, 2000.

(11)    Mr. Verchick is a Director of the Company.

(12) This number does not include 20,000 shares of Common Stock issuable upon exercise of options which were not vested as of June 14, 2000.

(13) Mr. Artzer is a Director, President and Chief Operating Officer of the Company.

(14) This number does not include 20,000 shares of Common Stock issuable upon exercise of options which were not vested as of June 14, 2000.

(15) Mr. Gemmersdorfer is Executive Vice President and Chairman of the Hornschuch Management Board.

(16) This number does not include 96,000 shares of common stock issuable upon exercise of options which were not vested as of June 14, 2000.

(17)    Mr. DeCoste is Executive Vice President and Director of Operations of
        Decora.

(18)    Mr. Macdonald served as Chief Financial Officer until May 10, 2000.

(19) This number does not include 83,334 shares of common stock issuable upon exercise of options which were not vested as of June 14, 2000. As Mr. Macdonald ceased to be employed by the Company in May 2000, all of his options will expire in August 2000.

(20) Mr. Burditt served as Executive Vice President, Finance and Administration, until October 22, 1999.

(21) As Mr. Burditt ceased to be employed by the Company in October 1999, all of his options expired in January 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 8, 1999, the Board of Directors of the Company approved, subject to the approval of the Company's stockholders at the Annual Meeting, the Decora Industries, Inc. 1999 Stock Option Plan (the "1999 Plan"). The Plan reserves for grant and issuance to employees, directors and consultants 1,000,000 shares of the Company's Common Stock. Simultaneously with its approval of the Plan, the Board of Directors approved the issuance under the Plan, effective May 1, 1999, of options to directors and executive officers as follows: Ronald Artzer (25,000); Roger Grafftey-Smith (25,000); Gabriel Thomas (25,000); Stephen Verchick (25,000); Nathan Hevrony

(150,000); Timothy Burditt(55,000) and Earl Wearsch (55,000). All options were granted at an exercise price of $6.50 and expire on April 30, 2004, subject to the terms and provisions of the 1999 Plan. The 1999 Plan was approved by the Company's shareholders at the annual meeting held on October 26, 1999. As Mr. Burditt ceased to be employed by the Company in October 1999, all of his options expired in January 2000 pursuant to the terms of the Plan.

Effective June 1999, the Company issued options to purchase 125,000 shares of the Company's Common Stock to Robert Macdonald, the former Chief Financial Officer of the Company, at an exercise price of $6.0625 and an original expiration date of May 31, 2004, pursuant to the terms of the Plan. 41,666 of these options vested immediately upon grant. The remaining 83,334 options were to have vested in increments of 27,778 on each of June 21, 2000, June 21, 2001 and June 21, 2002. As Mr. Macdonald ceased to be employed by the Company in May 2000, all of his options will expire in August 2000, pursuant to the terms of the Plan.

On January 7, 1992, the Company issued to Gabriel Thomas, a director of the Company, options to purchase 52,400 shares of Common Stock at an exercise price of $5.60 per share (after giving effect to the one-for-five reverse stock split which was effective December 29, 1997). These options originally expired on December 30, 1996. In October 1996, the Company amended the terms of Mr. Thomas' option agreement to extend the expiration date of the options to December 30, 1999. On October 1, 1999, the Board of Directors extended the expiration date of the options to December 30, 2002. The exercise price remains the same.

On January 7, 1992, the Company issued to Roger Grafftey-Smith, a director of the Company, options to purchase 52,400 shares of the Company's Common Stock at an exercise price of $5.60 per share (after giving effect to the one-for-five reverse stock split which was effective December 29, 1997). These options originally expired on December 30, 1996. In October 1996, the Company amended the terms of Mr. Grafftey-Smith's option agreement to extend the expiration date of the options to December 30, 1999. On October 1, 1999, the Board of Directors extended the expiration date of the options to December 30, 2002. The exercise price remains the same.

On July 5, 1994, the Company issued to Ronald Artzer, a director of the Company, options to purchase 10,000 shares of Common Stock at an exercise price of $6.25 per share (after giving effect to the one-for-five reverse stock split which was effective December 29, 1997). These options originally expired on July 4, 1999. On October 1, 1999, the Board of Directors extended the expiration date of the options to July 4, 2002. The exercise price remains the same. Mr. Artzer currently serves as Director, President and Chief Operating Officer of the Company.

On July 5, 1994, the Company issued to Stephen Verchick, a director of the Company, options to purchase 15,000 shares of Common Stock at an exercise price of $6.25 per share (after giving effect to the one-for-five reverse stock split which was effective December 29, 1997). These options originally expired on July 4, 1999. On October 1, 1999, the Board of Directors extended the expiration date of the options to July 4, 2002. The exercise price remains the same.

On February 1, 2000, the Company issued to Mr. Artzer options to purchase 200,000 shares of Common Stock of the Company. These options have an exercise price of $5.00 and expire on February 1, 2005. These options vested upon the date of grant.

On January 7, 1992, the Company issued to Mr. Hevrony options to purchase 150,000 shares of Common Stock at an exercise price of $5.60 per share (after giving effect to the one-for-five reverse stock split which was effective on December 29, 1997). These options originally expired on December 30, 1996. In October 1996, the Company amended the terms of Mr. Hevrony's option agreement to extend the expiration date of the options to December 30, 1999. On October 1, 1999, the Board of Directors extended the expiration date of the options to December 30, 2002. On February 1, 2000, the expiration date of the options was extended to May 31, 2005 pursuant to the terms of Mr. Hevrony's Amended Employment/Consulting Agreement. The exercise price remains the same. See also the chart entitled "Option Grants in Fiscal Year Ended March 31, 2000" appearing in Item 11, "Executive Compensation."

On August 15, 1994, the Company issued to Mr. Hevrony options to purchase 50,000 shares of Common Stock at an exercise price of $10.00 per share (after giving effect to the one-for-five reverse stock split which was effective on December 29, 1997). Pursuant to the terms of the original option agreement, these options vested if the average price of the Company's common stock reached $20.00 per share (on a post reverse split basis) for 30 consecutive days. The options originally expired on August 14, 1997. In August 1996, the Company reset the exercise price at $7.50 per share (on a post reverse split basis), extended the term of the options to August 1998, and amended the vesting schedule so that the options would vest if the average price of the Company's common stock reaches $15.00 per share (on a post-reverse split basis) for 30 consecutive days. In March 1998, the Company extended the term of the options to August 2001. On February 1, 2000, the expiration date of the options was extended to May 31, 2005 pursuant to the terms of Mr. Hevrony's Amended Employment/Consulting Agreement. The exercise price and vesting terms remain the same. See also the chart entitled "Option Grants in Fiscal Year Ended March 31, 2000" appearing in
Item 11, "Executive Compensation."

On August 15, 1994, the Company issued to Mr. Hevrony options to purchase 30,000 shares of Common Stock at an exercise price of $10.00 per share (after giving effect to the one-for-five reverse stock split which was effective on December 29, 1997). Pursuant to the terms of the original option agreement, these options vested if the average price of the Company's common stock reached $15.00 per share (on a post reverse split basis) for 30 consecutive days. These options originally expired on August 14, 1997. In August 1996, the Company reset the exercise price at $7.50 per share (on a post reverse split basis), extended the term of the options to August 1998, and amended the vesting schedule so that the options would vest if the average price of the Company's common stock reaches $10.00 per share (on a post reverse split basis) for 30 consecutive days. In March 1998, the Company extended the term of the options to August 2001. On February 1, 2000, the expiration date of the options was extended to May 31, 2005 pursuant to the terms of Mr. Hevrony's Amended Employment/Consulting Agreement. The exercise price and vesting terms remain the same. See also the chart entitled "Option Grants in Fiscal Year Ended March 31, 2000" appearing in
Item 11, "Executive Compensation."

On February 19, 1998, the Company issued to Mr. Hevrony options to purchase 300,000 shares of Common Stock at an exercise price of $5.50 per share (after giving effect to the one-for-five reverse stock split which was effective on December 29, 1997). These options vested as follows: 100,000 on February 19, 1998; 100,000 on February 19, 1999; and 100,000 on February 19, 2000. All
300,000 options originally expired on February 18, 2003. On February 1, 2000, the expiration date of the options was extended to May 31, 2005 pursuant to the terms of Mr. Hevrony's Amended Employment/Consulting Agreement. The exercise price remains the same. See also the chart entitled "Option Grants in Fiscal Year Ended March 31, 2000" appearing in Item 11, "Executive Compensation."

As described in the first paragraph of this Item 13, on June 8, 1999, the Board of Directors approved the grant to Mr. Hevrony of options to purchase 150,000 shares of common stock of the Company under the 1999 Plan, effective May 1, 1999. On February 1, 2000, the expiration date of the options was extended to May 31, 2005 pursuant to the terms of Mr. Hevrony's Amended Employment/Consulting Agreement. See also the chart entitled "Option Grants in Fiscal Year Ended March 31, 2000" appearing in Item 11, "Executive Compensation."

On August 3, 1999, Textron Master Trust, then a holder of excess of 5% of the Company's outstanding Common Stock and warrants to purchase 2,136,534 shares of the Company's Common Stock, warrants to purchase 69,557 shares of the Company's Series A Convertible Preferred Stock and contingent warrants to purchase Common Stock, exchanged all of such warrants for 400,000 shares of the Company's Common Stock and a payment by the Company in the amount of $750,000.

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

3.1     Certificate of Incorporation of DII filed on January 28, 1992.(3)

3.2 Amendment No. 1 to DII's Certificate of Incorporation filed on November 2, 1993.(16)

3.3 Certificate of Designation of Series A Preferred Stock of Decora Industries, Inc. dated September 26, 1997.(12)

3.4 Amendment No. 2 to DII's Certificate of Incorporation filed on December 29, 1997.(16)

3.5 Amendment No. 3 to DII's Certificate of Incorporation filed on December 29, 1997.(16)

3.6     By-laws of DII.(3)

(4)     Instruments Defining the Rights of Security Holders

4.1     Certificate of Incorporation and By-laws (see Exhibits 3.1-3.6).

4.2     Form of Specimen Certificate.(15)

4.3 Form of Indenture dated as of April 29, 1998 among Decora Industries, Inc. as Issuer, Decora, Incorporated, Subsidiary Guarantors, and United States Trust Company of New York as Trustee.(15)

4.4 Form of 11% Senior Secured Notes due 2005 issued under Indenture dated as of April 29, 1998 (included as Exhibit A to Indenture).(15)

4.5 Form of Series B 11% Senior Secured Notes due 2005 issuable under Indenture dated as of April 29, 1998 (included as Exhibit B to Indenture).(15)

4.6 Form of Guarantee of Decora, Incorporated dated as of April 29, 1998 (included as Exhibit G to Indenture).(15)

4.7 Form of Registration Rights Agreement dated as of April 29, 1998 among Lazard Freres & Co. LLC, Decora Industries, Inc. and Decora, Incorporated.(15)

(10)    Material Contracts

10.1 Management Agreement dated as of April 18, 1990 by and between Utilitech and Decora, Incorporated.(1)

10.2 Option Agreement dated as of January 7, 1992, by and between Utilitech, Incorporated and Nathan Hevrony.(2)+

10.3 Option Agreement dated as of January 7, 1992, by and between Utilitech, Incorporated and Roger Grafftey-Smith.(2)+

10.4 Option Agreement dated as of January 7, 1992, by and between Utilitech, Incorporated and Gabriel Thomas.(2)+

10.5 Note and Warrant Purchase Agreement by and between Decora Industries, Inc. and Robert W. Johnson IV, dated November 3, 1992.(3)

10.6 Series A Warrant to Purchase Common Stock of Decora Industries, Inc., dated November 3, 1992 issued to Robert W. Johnson IV.(3)

10.7 Series B Warrant to Purchase Common Stock of Decora Industries, Inc., dated November 3, 1992 issued to Robert W. Johnson IV.(3)

10.8 Form of Option Agreement dated as of January 11, 1993, by and between Richard A. DeCoste and the Company.(4)+

10.9 Promissory Note in the amount of $6,000,000 dated as of July 20, 1994 by and between Decora Industries, Inc. as borrower and Decora, Incorporated as lender.(5)

10.10 Form of Option Agreement dated as of July 5, 1994 by and between Decora Industries, Inc. and Stephen Verchick.(5)+

10.11 Form of Option Agreement dated as of July 5, 1994 by and between Decora Industries, Inc. and Ronald Artzer.(5)+

10.12 Form of Option Agreement dated as of August 15, 1994 by and between Decora Industries, Inc. and Nathan Hevrony.(6)+

10.13 Form of Option Agreement dated July 6, 1995 by and between Gabriel Thomas and Decora Industries, Inc.(7)+

10.14 Form of Option Agreement dated August 8, 1996 by and between Gabriel Thomas and Decora Industries,

        Inc.

10.15 Form of Option Agreement dated August 8, 1996 by and between Ronald Artzer and Decora Industries, Inc.

10.16 Form of Option Agreement dated August 8, 1996 by and between Roger Grafftey-Smith and Decora Industries, Inc.+

10.17 Form of Option Agreement dated August 8, 1996 between Decora Industries, Inc. and Stephen Verchick.+

10.18 Amendment No. 1 to Option Agreement dated as of August 8, 1996 by and between Nathan Hevrony and Decora Industries, Inc. (amending terms of Option Agreement dated August 15, 1994 by and between Nathan Hevrony and Decora Industries, Inc.)+

10.19 Amendment No. 1 to Option Agreement dated October 1996 (amending Option Agreement dated August 8, 1996 between Roger Grafftey-Smith and Decora Industries, Inc.)+

10.20 Form of Amendment No. 1 to Option Agreement dated as of October 1996 between Decora Industries, Inc. and Gabriel Thomas.+

10.21 Form of Amendment No. 1 to Option Agreement dated as of October 1996 between Decora Industries, Inc. and Nathan Hevrony.+

10.22 Amended and Restated Note and Warrant Purchase Agreement by and between Decora Industries, Inc. and Johnson.(8)

10.23   Series C Warrant to Purchase Common Stock of Decora Industries, Inc.(8)

10.24 Form of Exchange Agreement dated March 31, 1996 by and among Decora, Incorporated, CIGNA Mezzanine Partners, Inc., CIGNA Property and Casualty and Insurance Company of North America.(9)

10.25 Form of Official Statement of Counties of Warren and Washington, New York, Industrial Development Agency $2,460,000 Tax-exempt Industrial Development Revenue Bonds (Decora, Incorporated Project), Series 1996.(14)

10.26 Form of Employment Agreement dated as of June 1, 1997 by and between Decora Industries, Inc. and Nathan Hevrony.(10)+

10.27 Form of Employment Agreement dated as of June 1, 1997 by and between Decora, Incorporated and Richard DeCoste.(11)+

10.28 Form of Option Agreement dated as of June 1, 1997, by and between Decora Industries, Inc. and Richard DeCoste.(15)+

10.29 Certificate of Designation of Series A Preferred Stock of Decora Industries, Inc. dated September 26, 1997(12)

10.30 Note and Warrant Purchase Agreement dated as of September 26, 1997 among Decora, Incorporated, Decora Industries, Inc., Dorrance Street Capital Advisors, LLC and Textron Master Trust.(12)

10.31 Common Warrant Certificate with respect to 2,136,534 shares of Decora Industries, Inc., Common Stock, dated September 29, 1997 issued by Decora Industries, Inc. to Textron Master Trust.(12)

10.32 Preferred Warrant Certificate with respect to 69,557 shares of Decora Industries, Inc. Series A Stock, dated September 29, 1997 issued by Decora Industries, Inc. to Textron Master Trust.(12)

10.33 Contingent Common Warrant Certificate with respect to an indeterminate number of shares of Decora Industries, Inc. Common Stock, dated September 29, 1997 issued by Decora Industries, Inc. to Purchaser.(12)

10.34 Promissory Note in the amount of $15,207,000 dated September 30, 1997 by Decora Industries, Inc. to Decora, Incorporated.(12)

10.35 Loan Agreement dated September 29, 1997 among Decora Industries Deutschland GmbH, Decora Industries, Inc. and Dresdner Bank AG.(12)

10.36 Guaranty dated September 29, 1997 by Decora Industries, Inc. in favor of Dresdner Bank AG

10.37 Form of Option Agreement dated as of February 19, 1998, by and between Decora Industries, Inc. and Nathan Hevrony.(15)+

10.38 Form of Option Agreement dated as of February 19, 1998, by and between Decora Industries, Inc. and Richard DeCoste.(15)+

10.39 Form of Option Agreement dated as of February 19, 1998, by and between Decora Industries, Inc. and each of its non-employee directors (Messrs. Artzer, Grafftey-Smith, Thomas and Verchick, respectively).(15)+

10.40 Amendment No. 2 to Option Agreement dated March 1998 between Decora Industries, Inc. and Nathan Hevrony (amending terms of Option Agreement dated as of August 15, 1994, as amended on August 8, 1996).+

10.41 Form of Lease dated as of April 5, 1998 between American Industrial Center and Etch Art, Inc.

10.42 Form of Notarial Deed dated as of April 28, 1998 between Decora Industries, Inc. and United States Trust Company of New York relating to pledge of shares of Decora Industries Deutschland GmbH ("German Pledge Agreement").(15)

10.43 Form of Guarantor Pledge Agreement dated as of April 29, 1998 between Decora Industries, Inc. and United States Trust Company of New York.(15)

10.44 Form of Amendment to German Pledge Agreement dated as of April 29, 1998 between Decora Industries, Inc. and United States Trust Company of New York.(15)

10.45 Form of Loan Agreement dated as of April 28, 1998 between Decora, Incorporated and Konrad Hornschuch AG.(15)

10.46 Form of Security Agreement dated as of April 29, 1998 between Decora, Incorporated and Konrad Hornschuch AG.(15)

10.47 Form of License Agreement dated as of April 28, 1998 between Decora, Incorporated and Konrad Hornschuch AG.

10.48 Form of Distribution Agreement dated as of April 28, 1998 between Decora, Incorporated and Konrad Hornschuch AG.

10.49 Form of Promissory Note in the amount of $90,000,000 executed on April 29, 1998 by Decora, Incorporated to Decora Industries, Inc.

10.50 Form of Logistics Services Agreement between Decora, Incorporated and Federal Wholesale Group, Inc.

10.51 Form of First Amendment to the Logistics Services Agreement dated May 1, 1999, by and between Decora, Incorporated and Federal Wholesale Group, Inc.

10.52 Form of Lease dated as of May 15, 1998 between Liberty Parkway Industrial, Ltd. and Decora, Incorporated.

10.53 Amendment No. 1 to Option Agreement dated as of July 5, 1998, between Decora Industries, Inc. and Gabriel Thomas, amending terms of Option Agreement dated July 6, 1998.

10.54 Form of Payment and Deferral Agreement dated as of July 9, 1998 by and among Decora, Incorporated, Decora Industries, Inc. and each of the Holders identified and listed on Schedule A attached thereto.(17)

10.55 Form of Employment Agreement dated July 18, 1998 between Konrad Hornschuch AG and Rolf J. Gemmersdorfer.(20)+

10.56   Form of Option Agreement dated as of August 1, 1998, by and between Rolf
        J. Gemmersdorfer and Decora Industries, Inc.(17)+

10.57   Decora Industries, Inc. Executive Incentive Plan.(20)+

10.58 Form of Stock Option Agreement dated as of May 1, 1999 between Decora Industries, Inc. and each of Ronald Artzer (25,000 options); Roger Grafftey-Smith (25,000 options); Gabriel Thomas (25,000 options); Stephen Verchick (25,000 options); Nathan Hevrony (150,000 options); Timothy Burditt (55,000 options) and Earl Wearsch (55,000 options).+

10.59 First Amendment to Payment and Deferral Agreement with CIGNA dated June 30, 1999.(18)

10.60 Form of Warrant Exchange Agreement dated as of August 3, 1999 between State Street Bank and Trust Company, as Trustee for the The Textron Master Trust, Decora Industries, Inc. and Decora, Incorporated(19)

10.61 Form of Amended and Restated Payment and Deferral Agreement dated as of September 23, 1999 between Decora Industries, Inc. and Connecticut General Life Insurance Company, Cigna Property and Casualty Insurance Company, Cigna Mezzanine Partners II, L.P. and Century Indemnity Company.(19)

10.62   Form of Employment Agreement dated as of February 1, 2000 between Ronald
        A. Artzer and Decora Industries, Inc.+

10.63 Form of Stock Option Agreement dated as of February 1, 2000 between the Company and Ronald Artzer (200,000 options).+

10.64 Form of Supplemental Executive Compensation Agreement dated as of February 1, 2000 between Ronald A. Artzer and Decora Industries, Inc.+

10.65 Form of Amended Employment/Consulting Agreement dated as of February 1, 2000 between Nathan Hevrony and Decora Industries, Inc.+

10.66 Form of Supplemental Executive Compensation Agreement between Nathan Hevrony and Decora Industries, Inc.+

10.67 Form of Amendment to Loan Agreement dated February 20 between Fleet National Bank and Decora, Incorporated.

10.68 Form of Restated and Amended Revolving Promissory Note dated February 18, 2000 in the principal amount of $15,000,000 made by Decora, Incorporated in favor of Fleet National Bank.

10.69 Form of Financing Agreement dated as of May 2, 2000, by and among Decora Industries, Inc., Decora, Incorporated, Ableco Finance LLC, and The CIT Group/Business Credit, Inc.

10.70 Form of Term A Note dated May 2, 2000, executed by Decora, Incorporated, payable to Ableco Finance LLC, in the principal amount of $4,375,000.00

10.71 Form of Term A Note dated May 2, 2000, executed by Decora, Incorporated, payable to A2 Funding LP, in the principal amount of $4,375,000.00

10.72 Form of Term B Note dated May 2, 2000, executed by Decora, Incorporated, payable to Ableco Finance LLC, in the principal amount of $1,125,000.00

10.73 Form of Term B Note dated May 2, 2000, executed by Decora, Incorporated, payable to A2 Funding LP, in the principal amount of $1,125,000.00

10.74 Form of Revolving Credit Note dated May 2, 2000 executed by Decora, Incorporated, a Delaware corporation, payable to The CIT Group/Business Credit, Inc., in the principal amount of $14,000,000.00

10.75 Form of Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated May 2, 2000, made by Decora, Incorporated, in favor of Ableco Finance LLC, in the maximum principal amount of $2,225,000.00

10.76 Form of Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated May 2, 2000, made by Decora, Incorporated in favor of Ableco Finance LLC, in the maximum principal amount of $2,000,000.00

10.77 Form of Environmental Indemnity Agreement dated as of May 2, 2000, by Decora, Incorporated, and Decora Industries, Inc., in favor of Ableco Finance LLC.

10.78 Form of Borrower Security Agreement dated as of May 2, 2000, made by Decora, Incorporated, in favor of Ableco Finance LLC

10.79 Form of Borrower Pledge Agreement dated as of May 2, 2000, made by Decora, Incorporated in favor of Ableco Finance LLC

10.80 Form of Guarantor Security Agreement dated as of May 2, 2000, made by Decora Industries, Inc. in favor of Ableco Finance LLC

10.81 Form of Guarantor Pledge Agreement dated as of May 2, 2000, made by Decora Industries, Inc., in favor of Ableco Finance LLC

(21)    Subsidiaries of the Registrant

21.1    Subsidiaries of Decora Industries, Inc.(16)

23.1    Consent of Independent Certified Public Accountants

(27)    Financial Data Schedule

27.1    Financial Data Schedule.

Notes:

+       Denotes compensatory plan or arrangement.

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

(16) Previously filed as Exhibit to the Company's Registration Statement No. 333-58989 on Form S-4 as originally filed on July 13, 1998.

(17) Previously filed as Exhibit to Amendment No. 1 of the Company's Registration Statement No. 333-58989 on Form S-4 as filed on September 4, 1998.

(18) Previously filed as Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1999.

(19) Previously filed as Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

(20) Previously filed as an Exhibit to the Company's Report on Form 10-K for the fiscal quarter ended March 31, 1999.

(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registered has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

July 14, 2000                            DECORA INDUSTRIES, INC.


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


         Signature                            Title                             Date
         ---------                            -----                             ----
/s/ Nathan Hevrony                    Chief Executive Officer             July 14, 2000
---------------------------           and Director (Principal
Nathan Hevrony                        Executive Officer)


/s/ Ronald A. Artzer                  President and Chief                 July 14, 2000
---------------------------           Operating Officer and
Ronald A. Artzer                      Director (Principal
                                      Executive Officer)


/s/ Robert J. Hanlon, Jr.             Chief Financial Officer             July 14, 2000
---------------------------           (Principal Financial and
Robert J. Hanlon, Jr.                 Accounting Officer)


                                      Director                            July 14, 2000
---------------------------
Roger Grafftey-Smith


/s/ Gabriel Thomas                    Director                            July 14, 2000
---------------------------
Gabriel Thomas


/s/ Stephen H. Verchick               Director                            July 14, 2000
---------------------------
Stephen H. Verchick

DECORA INDUSTRIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
-------------------------------------------------------------------------------


Financial Statements                                                                                    Page
--------------------                                                                                    ----
The following Consolidated Financial Statements of Decora Industries, Inc. and
    Report of Independent Accountants are filed as part of this report:

Report of Independent Accountants                                                                        F-2

Consolidated Balance Sheets as of March 31, 2000 and 1999                                                F-3

Consolidated Statements of Income for the years ended
    March 31, 2000, 1999 and 1998                                                                        F-5

Consolidated Statements of Cash Flows for the years ended
    March 31, 2000, 1999 and 1998                                                                        F-6

Consolidated Statements of Changes in Shareholders' Equity
     for the years ended March 31, 2000, 1999 and 1998                                                   F-7

Notes to Consolidated Financial Statements                                                               F-8


Financial Statement Schedule for the three years ended March 31, 2000
---------------------------------------------------------------------

Schedule II - Valuation and Qualifying Accounts                                                         F-32

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Decora Industries, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Decora Industries, Inc. and its subsidiaries at March 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 1, the Company incurred a net loss of $22 million for the year ended March 31, 2000, and had a net capital deficit as of March 31, 2000 of $6 million. In addition, the Company is in default of covenants under certain of its secured financings, and has disclosed that its ability to pay interest due in November 2000 on its 11% senior secured notes is uncertain. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP

Stamford, Connecticut
June 30, 2000

Decora Industries, Inc.

Consolidated Balance Sheets
Amounts in 000s (except per share data)
-------------------------------------------------------------------------------

                                                                                  March 31,
                                                                             2000           1999
Assets
Current assets:

  Cash and cash equivalents                                                $    665      $  6,158
  Restricted cash                                                               114           504
  Accounts receivable, less allowance for doubtful accounts of $1,121        28,555        26,826
  and $2,479 at March 31, 2000 and 1999, respectively
Inventories                                                                  37,036        42,676
Prepaid expenses and other current assets                                     1,828         1,811
                                                                           --------      --------
      Total current assets                                                   68,198        77,975

Property and equipment, net                                                  49,668        54,341

Goodwill and other intangibles, net                                          77,415        78,081

Deferred income taxes                                                          --           3,769

Deferred financing costs, net                                                 3,675         4,171

Other assets                                                                  3,463         2,402
                                                                           --------      --------
      Total assets                                                         $202,419      $220,739
                                                                           ========      ========




          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.

Consolidated Balance Sheets
Amounts in 000s (except per share data)
-------------------------------------------------------------------------------

                                                                                        March 31,
                                                                                   2000           1999
Liabilities and Shareholders' Equity

Current liabilities:

  Accounts payable                                                               $  11,992       $  11,547
  Accrued liabilities                                                               16,141          12,438
  Accrued interest                                                                   5,813           5,293
  Current portion of long-term debt                                                 31,434           9,467
  Deferred income taxes                                                              1,304             242
  Other current liabilities                                                          2,924           4,331
                                                                                 ---------       ---------
      Total current liabilities                                                     69,608          43,318

Long-term debt                                                                     122,253         140,562
Pension obligation                                                                  12,618          14,634
Deferred income taxes                                                                1,467            --
                                                                                 ---------       ---------
      Total liabilities                                                            205,946         198,514
                                                                                 ---------       ---------
Minority interest in subsidiary                                                      2,796           3,360
                                                                                 ---------       ---------
Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued           --              --
  Common stock, $.01 par value; 20,000,000 shares authorized,
      7,823,887 and 7,341,554 shares issued and outstanding at
      March 31, 2000 and 1999, respectively                                             78              73

  Additional paid-in capital                                                        33,144          33,634
  Accumulated deficit                                                              (35,353)        (13,307)
  Cumulative translation adjustment                                                 (3,604)           (918)
  Additional minimum pension liability                                                (588)           (617)
                                                                                 ---------       ---------
      Total shareholders' equity (deficit)                                          (6,323)         18,865
                                                                                 ---------       ---------
Commitments and contingencies                                                         --              --
                                                                                 ---------       ---------
Total liabilities and shareholders' equity                                       $ 202,419       $ 220,739
                                                                                 =========       =========





          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.

Consolidated Statements of Income
Amounts in 000s (except per share data)
-------------------------------------------------------------------------------


                                                                                Year Ended March 31,
                                                                      2000            1999            1998

Net sales                                                          $ 162,450       $ 176,577       $  98,407
Cost of goods sold                                                   114,912         113,168          68,220
                                                                   ---------       ---------       ---------
Gross profit                                                          47,538          63,409          30,187
Selling, general and administrative expenses                          45,553          41,849          17,677
Nonrecurring charges                                                    --              --             1,461
                                                                   ---------       ---------       ---------
Operating income                                                       1,985          21,560          11,049
Interest expense, net                                                 16,011          14,085           3,829
                                                                   ---------       ---------       ---------
Income (loss) before income taxes, minority interest and             (14,026)          7,475           7,220
  extraordinary item
Income tax provision                                                   7,761           3,230           3,278
                                                                   ---------       ---------       ---------
Income (loss) before minority interest and extraordinary item        (21,787)          4,245           3,942
Minority interest in earnings of subsidiary                              259             549           1,212
                                                                   ---------       ---------       ---------
Income (loss) before extraordinary item                              (22,046)          3,696           2,730
Extraordinary item, net of income taxes                                 --            (2,019)           --
                                                                   ---------       ---------       ---------
Net income (loss)                                                  $ (22,046)      $   1,677       $   2,730
                                                                   =========       =========       =========
PER SHARE OF COMMON STOCK:
Income (loss) before extraordinary item
  Basic                                                            $   (2.87)      $    0.50       $    0.38
  Diluted                                                              (2.87)           0.44            0.35
Extraordinary item
  Basic                                                                 --             (0.27)           --
  Diluted                                                               --             (0.24)           --
Net income (loss)
  Basic                                                                (2.87)           0.23            0.38
  Diluted                                                              (2.87)           0.20            0.35




          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.

Consolidated Statements of Cash Flows
Amounts in 000s
-------------------------------------------------------------------------------


                                                                          Year Ended March 31,
                                                                   2000            1999           1,998
Cash flows from operating activities:

  Net income (loss)                                             $ (22,046)      $   1,677       $   2,730
  Adjustments to reconcile net income to net cash provided
    by operating activities:
     Extraordinary item, net of income taxes                         --             2,019            --
     Depreciation and amortization                                  9,090           8,492           5,534
     Amortization of debt discount and fees                         1,082             989            --
     Minority interest in earnings of subsidiary                      259             549           1,212
     Provision for doubtful notes receivable                         --              --               789
     Loss on disposal of property and equipment                      --              --                98
     Deferred income tax provision                                  5,844           1,782           3,284
     Net changes in current assets and liabilities                  6,580          (7,939)          2,267
     Other, net                                                    (2,304)         (1,427)         (1,133)
                                                                ---------       ---------       ---------
Net cash provided by (used in) operating activities                (1,495)          6,142          14,781
                                                                ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Rubbermaid acquisition                                           (2,307)        (66,038)           --
  Acquisition of Hornschuch shares                                   (928)         (5,772)        (37,899)
  Acquisition of Tarkett assets                                      --            (1,549)           --
  Acquisition of Etch Art                                            (350)           --              --
  Reductions in notes receivable                                     --               304             406
  Purchase of property and equipment                               (5,723)         (8,693)         (1,778)
                                                                ---------       ---------       ---------
Net cash used in investing activities                              (9,308)        (81,748)        (39,271)
                                                                ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of long-term debt                                       14,021         117,813          39,205
  Repayment of long-term debt                                      (8,284)        (29,572)         (6,011)
  Increase (decrease) in short-term borrowings                      1,303            (491)         (7,216)
  Proceeds from exercise of warrants                                 --              --                63
  Proceeds from issuance of common stock                             --              --               750
  Proceeds from issuance of stock options                             120            --              --
  Payment of warrant exchange obligation                           (1,054)           (200)           --
  Payment of debt penalties and fees                                 --            (6,957)           (771)
                                                                ---------       ---------       ---------
Net cash provided by financing activities                           6,106          80,593          26,020
                                                                ---------       ---------       ---------

Effect of exchange rate fluctuations on
  cash and cash equivalents                                        (1,186)           (132)             34
                                                                ---------       ---------       ---------

Net increase (decrease) in cash and cash equivalents               (5,883)          4,855           1,564
Cash and cash equivalents at beginning of year                      6,662           1,807             243
                                                                ---------       ---------       ---------
Cash and cash equivalents at end of year                        $     779       $   6,662       $   1,807
                                                                =========       =========       =========





          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.

Consolidated Statements of Changes in Shareholders' Equity
Amounts in 000s
-------------------------------------------------------------------------------

                                                                                            Accumulated
                                                                                                Other      Nonshareholder
                                                 Common Stock       Additional              Nonshareholder  Changes in
                                             --------------------     Paid-in   Accumulated    Changes     Equity For
                                              Shares        Value     Capital      Deficit     in Equity     the Year

Balance at March 31, 1997                       7,094         $71     $32,146      (17,714)    $   --       $   --
Common shares issued in private placement         187           2         748         --           --           --
Allocable detachable warrants
  issued with debt                               --          --           818         --           --           --
Warrants exercised                                 50        --            63         --           --           --
Nonshareholder changes in equity:
  Net income                                     --          --          --          2,730         --          2,730
  Cumulative translation adjustment              --          --          --           --           (775)        (775)
                                             --------    --------    --------     --------     --------     --------
Balance at March 31, 1998                       7,331          73      33,775      (14,984)        (775)       1,955
                                                                                                            --------
Common shares issued to settle litigation          10        --            52         --           --           --
Common shares issued for services                   1        --             7         --           --           --
Payment of warrant exchange obligation           --          --          (200)        --           --           --
Nonshareholder changes in equity:
  Net income                                     --          --          --          1,677         --          1,677
  Cumulative translation adjustment              --          --          --           --           (143)        (143)
  Additional minimum pension liability           --          --          --           --           (617)        (617)
                                             --------    --------    --------     --------     --------     --------
Balance at March 31, 1999                       7,342          73      33,634      (13,307)      (1,535)         917
                                                                                                            --------
Shares issued for acquisition of Etch Art          58           1         349         --           --           --
Stock options exercised                            24        --           120         --           --           --
Payment of warrant exchange obligations           400           4      (1,058)        --           --           --
Stock options issued                             --          --            99         --           --           --
Nonshareholder changes in equity:
  Net income (loss)                              --          --          --        (22,046)        --        (22,046)
  Cumulative translation adjustment              --          --          --           --         (2,686)      (2,686)
  Additional minimum pension liability           --          --          --           --             29           29
                                             --------    --------    --------     --------     --------     --------
Balance at March 31, 2000                       7,824    $     78    $ 33,144     $(35,353)    $ (4,192)    $(24,703)
                                             ========    ========    ========     ========     ========     ========




          See accompanying notes to consolidated financial statements.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

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

     GOING CONCERN MATTERS
     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $22,046,000 for the year ended March 31, 2000 and had a net capital deficit (excess of liabilities over assets) of $6,323,000 as of March 31, 2000. In addition, as described in Note 7, the Company was in default of covenants under certain of its secured financings outstanding as of March 31, 2000. Also, as disclosed in Note 8, the Company refinanced one of the aforementioned secured financings as of May 15, 2000, but was informed of an event of default by its new lender on June 12, 2000. As further disclosed in Note 8, relying solely on the results of operations of Decora, the Company may not be able to pay the interest due on November 1, 2000 under the 11% senior secured notes. The Company is reviewing Decora's business plan with its financial advisors and lenders with the objective of seeking appropriate accommodations. The Company is also evaluating potential changes in its capital structure and additional financial resources.The Company's continuation as a going concern is dependent, among other factors, upon its ability to comply with the terms of its financing agreements and to obtain additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

     The fair value of the Company's senior secured notes has been determined based upon current market rates (see Note 7). The balance of the Company's debt, in combination with interest rate swap agreements, bears current market rates of interest or is payable on demand. Accordingly, the carrying amount is considered a reasonable approximation of fair value.

     CASH AND CASH EQUIVALENTS
     Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair values. Certain debt agreements require the payment of monthly sinking fund deposits in order to retire the debt. Cash balances transferred for this purpose are considered restricted and are separately stated in the accompanying financial statements.

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

     PROPERTY AND EQUIPMENT
     Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to fifty years.

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

     NET INCOME PER SHARE
     Effective fiscal 1998, net income per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Under SFAS No. 128, the Company is required to report both basic net income per share based on the weighted average number of common shares outstanding and diluted net income per share based on the weighted average number of common shares outstanding plus all potentially dilutive common shares issuable. Net income per share calculations for fiscal 2000, 1999 and 1998 are presented in Note 13.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

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

     RESEARCH AND DEVELOPMENT
     Research and development costs related to both present and future products are expensed as incurred and amounted to $3,090,000, $2,532,000 and $1,024,000 in fiscal 2000, 1999 and 1998, respectively.

     STOCK-BASED COMPENSATION
     The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (see Note 10).

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

     INTEREST RATE HEDGES
     The Company is party to four interest rate cap agreements as of March 31, 2000 for DM 7.0 million, DM 5.6 million, DM 3.0 million and DM 3.0 million which are used to hedge against fluctuations in interest rates for existing debt balances. As these instruments are used to hedge existing debt, there is no requirement to record these agreements fair value.

     The Company is also party to three interest rate swap agreements as of March 31, 2000 for DM 6.0 million, DM 5.0 million and DM 3.1 million. These agreements were used to convert variable rate debt to fixed rate debt. For the DM 5.0 million instrument, the related debt had been repaid early. However, Hornschuch was obliged to maintain the swap and pay (receive) the difference between Hornschuch's fixed rate and the original variable rate. The fair value of this speculative instrument of approximately DM 159,000 (approximately $78,000) is recorded as a current liability in the accompanying consolidated balance sheet.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

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

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

     The aggregate cost of Hornschuch shares and other intangible assets acquired through March 31, 2000 of approximately $45.7 million (including closing costs of approximately $2.8 million) has been allocated as of the respective acquisition dates to the assets acquired and the liabilities assumed as follows (000s):


            Cash                                          $    889
            Accounts receivable                             18,886
            Inventories                                     21,440
            Other current assets                             1,072
            Property, plant and equipment                   44,448
            Notes receivable                                   371
            Goodwill and other intangibles                  14,448
            Deferred income taxes                            3,342
            Other non-current assets                           278
            Accounts payable                                (4,976)
            Accrued liabilities                            (12,935)
            Other current liabilities                       (7,475)
            Debt                                           (18,696)
            Pension obligation                             (14,332)
            Minority interest                               (1,299)


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

     The acquisition cost for the DCG of approximately $68.4 million (final purchase price of $60.5 million, adjusted for acquisition related closing costs of approximately $6.7 million and costs of $2.7 million related to the relocation/installation of the Shelf Liner equipment acquired, less amounts related to transition services of $1.5 million paid to Rubbermaid) was allocated to the assets acquired and liabilities assumed as follows:

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

              Inventory                             $  7,000,000
              Property and equipment                   3,690,000

              Intangible assets:
                Con-Tact tradename                    20,300,000
                Customer relationships                27,400,000
                Goodwill                              10,894,000

              Accrued liabilities                       (919,000)
                                                    ------------
                                                    $ 68,365,000
                                                    ============

     In order to finance the Rubbermaid Acquisition and to improve its capital structure, the Company issued $112,750,000 of 11.0% senior secured notes (the "Notes"). The Notes were issued with an original issue discount of $2,664,000 with interest payable semi-annually and no principal payments required prior to maturity on May 1, 2005. In addition, Hornschuch borrowed under its secured credit facilities approximately $10.0 million. Of the total amount raised, approximately $60,800,000 (includes approximately $300,000 of accrued interest) was paid to Rubbermaid, approximately $32,100,000 was used to refinance existing debt and related fees (including an $18.0 million 13% subordinated loan (the "Subordinated Loan") which had been used to finance the Hornschuch Acquisition), approximately $5,800,000 was used to acquire additional Hornschuch shares (which increased DI Deutschland's ownership from 76% to 90%) and approximately $8,800,000 was used to pay acquisition and financing related transaction fees and expenses. The remaining net proceeds were intended to be used to finance a portion of the acquisition of the remaining 10% equity interest in Hornschuch and for general corporate purposes, including working capital requirements. At the same time Decora entered into a three year, $15.0 million secured revolving line of credit. Its availability was based on a factor of the amount of Decora's accounts receivable and inventory. As of March 31, 2000, the revolving line of credit had been fully utilized, and as described in Note 7(f), this credit facility was in default. In May 2000, this Credit Facility was refinanced (see Note 8).

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

     The Company is vigorously pursuing legal action against Rubbermaid (see
     Note 14).

     TARKETT ACQUISITION
     In November 1998, Hornschuch acquired certain assets from Tarkett Folien GmbH and Co. KG, including a customer list and inventory, for approximately $1.5 million.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

     ETCHART INC. ACQUISITION
     In April 1999, Decora acquired certain assets from EtchArt Inc., a manufacturer of "wallpaper" for Windows TM, a line of window and glass coverings, including a customer list and inventory for approximately $850,000.

     PRO FORMA RESULTS
     The Rubbermaid Acquisition was an acquisition of product lines for which separate financial statements were not maintained by Rubbermaid; therefore, pro forma unaudited consolidated operating results reflecting the Rubbermaid Acquisition had it occurred prior to April 29, 1998 are not presented.

3.   INVENTORIES

     Inventories consist of (000s):

                                                      March 31,
                                                  2000         1999

      Raw materials                             $ 6,862      $ 8,018
      Work-in-process                             7,581        8,832
      Finished goods                             22,593       25,826
                                                -------      -------
                                                $37,036      $42,676
                                                =======      =======


     During the year 2000, the Company has recorded certain inventory writedowns totaling $3.7 million in connection with the Rubbermaid acquisition ($2.2 million) and its international nonbranded business ($1.5 million).

     In 1999, the Company recorded inventory writedowns totaling $0.6 million.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of (000s except useful life data):

                                           Useful               March 31,
                                            Life           2000           1999

      Land                                               $  3,404       $  3,746
      Buildings                             20-50          18,205         18,300
      Machinery and equipment                8-10          37,367         34,060
      Furniture and fixtures                 3-8           11,165         10,315
      Leasehold improvements                  5               617            617
      Construction-in-progress                              1,565          4,958
                                                          -------       --------
                                                           72,323         71,996

      Less - Accumulated depreciation                     (22,655)       (17,655)
                                                         --------       --------
                                                         $ 49,668       $ 54,341
                                                         ========       ========

     Depreciation expense was $5,983,000, $5,737,000 and $4,394,000 for fiscal 2000, 1999 and 1998, respectively.

5.   GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles consists of the following (000s):

                                                                March 31,
                                                           2000           1999

      Goodwill                                            $ 34,874       $ 32,717
      Less - Accumulated amortization                       (3,839)        (2,957)
                                                          --------       --------
                                                            31,035         29,760
                                                          --------       --------

      Customer relationships                                27,400         27,400
      Con-Tact trademark                                    20,300         20,300
      Cobra trademark                                        2,000          2,000
      Other                                                  1,254          1,326
                                                          --------       --------
                                                            50,954         51,026

      Less - Accumulated amortization                       (4,574)        (2,705)
                                                          --------       --------
                                                            46,380         48,321
                                                          --------       --------
                                                          $ 77,415       $ 78,081
                                                          ========       ========

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

     Goodwill amortization was $954,000, $768,000 and $458,000 for fiscal 2000, 1999 and 1998, respectively. Amortization of other intangibles was $1,928,000, $1,809,000 and $198,000 for fiscal 2000, 1999 and 1998, respectively.

6.   EMPLOYEE BENEFIT PLANS

     Hornschuch maintains two noncontributory defined benefit pension plans in Germany. Both pension plans are unfunded as the laws requiring pension funding in Germany are considerably different than those in the U.S. Plan A represents a combination of individual pension arrangements negotiated with approximately 36 participants representing past and present management individuals and is open to additional participants based on individually negotiated employment contracts. The pension benefits under Plan A may vary to include only a specified annual benefit amount or may be based on compensation level and years of service. Plan B covers all employees of the Company with 1,652 active and retired participants. Plan B provides for a fixed monthly retirement benefit after 10 years of service with benefit increases based on additional years of service. Plan B was closed effective January 1, 1989, and any active participant at that time was permitted to accrue up to 10 more years of creditable service through December 31, 1998.

     The following provides a reconciliation of the projected benefit obligation ("PBO") for Hornschuch's defined benefit plans (000s):

                                                      Year Ended
                                                       March 31,

                                                  2000            1999

      Balance at beginning of year              $ 16,007       $ 14,867
      Service cost                                   127            160
      Interest cost                                  849            986
      Net amortization and deferral                  (89)           (19)
      Total benefits paid                         (1,299)        (1,196)
      Adjustment for the minimum liability            68          1,098
      Other                                       (1,944)           111
                                                --------       --------
      Balance at end of year                    $ 13,719       $ 16,007
                                                ========       ========

     Based on the purchase accounting for the Hornschuch Acquisition, the full PBO liability of $15,740,000 was recognized at the acquisition date. The projected benefit obligations at the end of fiscal 2000 and fiscal 1999 use a discount rate of 6.5% and a salary increase assumption of 1.5% in the actuarial valuation.

     Included in the Company's consolidated balance sheet at March 31, 2000 and 1999 are a DM 2,128,000 and a DM 2,000,000 (approximately $1,043,000 and
     $1,098,000, respectively) additional minimum liability for Hornschuch's unfunded pension plans. The reduction of shareholders' equity at March 31, 2000 and 1999 is reflected (after tax) of DM 932,000 and DM 876,000 (approximately $457,000 and $481,000, respectively).

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

     Decora and its union have executed an agreement to provide retirement benefits to qualified union employees through the Paper Industry Union - Management Pension Fund (the "Fund"). Based upon this agreement, Decora contributes a contractually agreed upon amount for each qualifying hour that a union employee works. Total contributions to the Fund were $313,000, $344,000 and $302,000 in fiscal 2000, 1999 and 1998, respectively.

     The Company has a profit sharing plan and a 401K plan covering its U.S. salaried employees. The Company does not contribute to the 401K plan. The Company contributes to the profit sharing plan based upon Company performance. Total expense relative to the profit sharing contributions amounted to $54,000, $69,000 and $200,000 in fiscal 2000, 1999 and 1998, respectively.

7.   DEBT

     Debt consists of (000s):

                                                                    March 31,
                                                              2000            1999

      DII Senior Secured Notes (a)                         $ 112,750       $ 112,750
      DI Deutschland Credit Facility (b)                      15,441          20,487
      Hornschuch Lines of Credit (c)                          11,299          12,365
      Decora Term Loans (d)                                       42             122
      Hornschuch Term Loans (e)                                3,466           4,513
      Decora Lines of Credit (f)                              10,854             -
      Decora Industrial Development Revenue Bonds (g)          1,960           2,210
                                                           ---------       ---------
                                                             155,812         152,447
      Less:
      Amounts due within one year                            (31,434)         (9,467)
      Unamortized debt discount                               (2,125)         (2,418)
                                                           ---------       ---------
                                                           $ 122,253       $ 140,562
                                                           =========       =========

     Amounts maturing in fiscal 2001, 2002, 2003, 2004 and 2005 are (000s):
     $31,434, $7,684, $342, $273 and $273, respectively.

     (a) In April 1998, in order to finance the Rubbermaid Acquisition and to improve its capital structure, the Company issued $112,750,000 of 11.0% senior secured notes (the "Notes"). The Notes were issued with an original issue discount of $2,664,000 with interest payable semi-annually and no principal payments required prior to maturity on May 1, 2005. The fair value of the Notes at March 31, 2000 was approximately $45,000,000, which was determined by the Company using market information provided by an investment banking firm as to the market value of similar debt amounts. The estimated fair value of the Notes does not necessarily reflect the amount at which the debt could be settled.

     (b) On September 29, 1997, DI Deutschland entered into a loan agreement with a German bank for approximately DM 37.3 million (approximately $18.3 million at March 31, 2000) to provide a

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

          portion of the financing for the Hornschuch Acquisition. The loan bears interest at the German interbank borrowing rate plus 2.50%. In addition, DI Deutschland will be charged a fee of 0.50% per annum on the average daily balance of the difference between the original loan amount and the then current balance. The interest rate at March 31, 2000 was 5.6%.

          The DI Deutschland Credit Facility is being repaid in semiannual installments of approximately DM 3.0 million (approximately $1.5 million) which commenced March 30, 1999. The final installment is due and payable on September 30, 2004. The DI Deutschland Credit Facility is secured by a pledge of all the capital stock of Hornschuch owned by DI Deutschland.

          On March 30, 2000, the DI Deutschland failed to make principal and interest payments due in the amount of DM 3.8 million (approximately $1.9 million ) and were informed by its lender that it was in default under the DI Deutschland Credit Facility. Accordingly, the entire outstanding obligation of $15,441,000 is included in current liabilities as of March 31, 2000.

     (c) Hornschuch has separate lines of credit with its primary lender and certain other financial institutions. Interest rates under the lines of credit range from 4.05% to 7.24% at March 31, 2000. At March 31, 2000, the availability under these lines was DM 14.0 million ($6.9 million).

     (d) In September, 1995, Decora borrowed $375,000 from the Washington County Local Development Corporation. The loan bears interest at 5.00% and is payable in monthly installments ending September 1, 2000. It is secured by certain of Decora's property and equipment. As of March 31, 2000, the outstanding balance of this note was $42,000.

          Effective April 1, 1997, Decora entered into an interest rate swap agreement with its primary bank lender which expired on May 31, 1999. The agreement effectively converted $8,523,000 of its variable rate borrowings into fixed rate obligations. Under the terms of the agreement, Decora makes payments at a fixed rate of 8.58% and receives variable rate payments at LIBOR plus 200 basis points, repriced at the beginning of each month. While the underlying debt obligations have been repaid, Decora continued to make payments under the agreement until expiration in May 1999. The net amount which was paid or received is included in interest expense.

     (e) Hornschuch has two term loans aggregating approximately DM 7,050,000 (approximately $3,455,000) at March 31, 2000. The first term loan has a balance of DM 2,850,000 (approximately $1,397,000), matures in March 2006, bears interest at 4.8% and is secured by certain assets. The first loan requires payments of DM 238,000 ($117,000) semiannually. The second term loan of DM 4,200,000 (approximately $2,058,000) matures in March 2003, bears interest at LIBOR plus 0.9% (4.1% at March 31, 2000) is payable in semiannual installments of DM 700,000 (approximately $343,000) and is secured by a new printing press.

     (f) On April 28, 1998, Decora entered into a $15.0 million revolving line of credit which matures in May 2001 and is secured by various accounts receivable and inventory. The amount outstanding under the facility, at the borrower's election, bears interest at either the lender's prime rate or LIBOR plus 2.25 basis points. As of March 31, 2000, Decora was unable to comply with certain covenants under this line of credit. Accordingly, the entire outstanding obligation of $10,854,000 is classified as a current liability as of March 31, 2000. See Note 8 regarding the refinancing of the revolving credit facility with a new lender.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

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

     (g) On November 13, 1996, Decora borrowed $2,460,000 through the issuance of Tax-Exempt Industrial Development Revenue Bonds (Decora Project), Series 1996 by the Counties of Warren and Washington, New York Industrial Development Agency. These bonds mature on November 1, 2004 and require sinking fund payments of $20,833 per month beginning November 1997 and bear interest at a floating rate which is adjusted weekly based on the remarketing agent's ability to re-market the bonds at par. As of March 31, 2000, the interest rate on the bonds was 3.05%. The bonds are credit enhanced through a letter of credit issued by Decora's primary lender and, in addition to interest on the bonds, Decora pays its primary lender an annual letter of credit fee equal to 1.50% of the outstanding balance of the letter of credit.

8.   SUBSEQUENT EVENTS

     On May 5, 2000, Decora completed the refinancing of the revolving credit facility (see Note 7(f)) and the implementation of a secured term financing. Subsequently, on June 12, 2000, Decora was informed by its new lender of an event of default under the terms of these secured financings.

     The new lender has advised Decora that it will collect interest at the default rate during the continuation of the default. While the default permits the lender to accelerate the maturity of these secured financings and to prohibit the borrower from drawing under the revolving facility, to date Decora has been able to continue to draw under the revolving facility and the lender has not notified Decora of its intention to accelerate payments under the financing. At June 30, 2000, Decora is not able to comply with the covenants of these secured financings and Decora does not believe that prospectively it will be able to comply with these covenants without significant accommodation from its lender. While success in any of these endeavors cannot be assured, the Company is currently negotiating with Decora Deutschland's lenders to permit Decora Duetschland to fund the interest payment on the 11% senior secured notes. Relying solely on the results of operations of Decora operations, management believes the Company will not be able to pay the interest due in November 2000 under the 11% senior secured notes.

     The Company is reviewing Decora's business plan with its financial advisers and lenders with the objective of seeking appropriate accommodations and to ascertain what actions can be taken to restore profitability. The Company is also evaluating potential changes in its capital structure and additional financial resources. There can be no assurance that the Company will be able to successfully implement the changes necessary for the Company to remain a going concern.

9.   EXTRAORDINARY ITEM

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

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

10.  STOCK OPTIONS

     The Company has several domestic long-term incentive plans under which shares of the Company's common stock may be sold to directors, officers and key employees. Certain other parties have been granted stock options by the Company in connection with various transactions.

     The Company adopted a Stock Option Plan in fiscal 1987 (the "1987 Plan") pursuant to which 340,000 shares of common stock were available for grant. The 1987 Plan terminated on July 8, 1997. The 1987 Plan is administered by a committee of Directors of the Company who are not covered by the 1987 Plan. All options granted under the 1987 Plan terminate either five or ten years after the date of grant and vest quarterly over a three-year period subsequent to the date of the grant, unless modified by the Company.

     In fiscal 1988, the shareholders of the Company approved the Decora Industries, Inc. 1988 Employee Stock Purchase Plan (the "1988 Plan") pursuant to which a total of 100,000 shares of the Company's Common Stock could be issued to participants during the term of the 1988 Plan at an issue price of 85% of the fair market value at the date of the purchase. The 1988 Plan was administered by the Board of Directors provided that a majority were not covered by the 1988 Plan, or by a committee appointed by the Board of Directors. The 1988 Plan terminated on December 31, 1998; no shares were purchased pursuant to the 1988 Plan.

     In fiscal 2000, the shareholders of the Company approved the Decora Industries, Inc. 1999 Stock Option Plan (the "1999 Plan") pursuant to which 1,000,000 shares of common stock were available for grant. The Plan is administered by a committee of directors of the Company. All options granted under the 1999 Plan terminate five or ten years after the date of grant.

     A summary of stock option activity under all plans for the three years ended March 31, 2000 follows (000s except average price data):

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

                                                       Average
                                          Options       Price

      Outstanding at:
        March 31, 1997                       934       $   6.45
          Granted                            890       $   5.46
          Exercised                          -         $     -
          Expired                           (130)      $   6.38
                                           -----

        March 31, 1998                     1,694       $   5.94
          Granted                            390       $   7.18
          Exercised                          -         $     -
          Expired                           (145)      $   5.98
                                           -----

        March 31, 1999                     1,939       $   6.19
          Granted                          1,515       $   5.83
          Exercised                          (24)      $   5.00
          Expired                         (1,160)      $   5.90
                                           -----

        March 31, 2000                     2,270       $   6.11
                                           =====

     The following table summarizes information about stock options outstanding at March 31, 2000:

                                    Options Outstanding                   Options Exercisable
                            -------------------------------------     -------------------------
         Exercise                          Average         Term                         Average
          Price             Shares          Price        (months)      Shares            Price
     $4.50 - $4.95           50,000        $ 4.63          34.20        16,667          $ 4.63
     $5.00 - $5.50          818,000          5.33          47.01       605,000            5.42
     $5.55 - $5.95          354,800          5.64          40.55       254,800            5.60
     $6.00 - $6.99          730,000          6.36          40.04       540,664            6.37
     $7.00 - $7.99          177,000          7.46          31.03        54,000            7.45
     $8.00 - $9.30          140,000          8.03          26.36        44,000            8.09

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair values on the fiscal 2000, 1999 and 1998 grant dates for those awards, consistent with the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per common share would have been reduced to the pro forma amounts indicated below (000s except per share data):

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

                                                                          Year Ended March 31,
                                                                     2000           1999          1998

      Net income (loss)                 - As Reported             $ (22,046)       $1,677        $2,730
                                        - Pro Forma                 (23,559)        1,564         2,527

      Basic earnings per share          - As Reported                 (2.87)         0.23          0.38
                                        - Pro Forma                   (3.07)         0.21          0.35

      Diluted earnings per share        - As Reported                 (2.87)         0.20          0.35
                                        - Pro Forma                   (3.07)         0.19          0.33

     The fair value of each stock option grant has been estimated on the date of each grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                         Year Ended March 31,
                                                   2000         1999        1998
     Risk-free interest rate                        5.83%        5.58%        5.49%
     Expected life (months)                         50.0         36.9         60.0
     Expected volatility                            .510         .495         .484
     Expected dividend yield                           -            -            -

     The weighted average grant date fair values of options granted during fiscal 2000, 1999 and 1998 were $1.01, $2.41 and $1.38, respectively.

     The Company reserved 95,000 shares of common stock for the future possible exercise of warrants, which can be exercised at prices ranging from $2.50 to $7.00 and expire on November 3, 2000.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

11.  INCOME TAXES

     Income taxes are summarized as follows (000s):

                                                Year Ended March 31,
                                           2000          1999         1998
      Current provision:
        United States:
          Federal                       $    -        $    -         $     9
          State                               16            15            35
        Foreign                            1,758           134           -
                                         -------       -------       -------
                                           1,774           149            44
                                         -------       -------       -------
      Deferred provision (benefit):
        United States:
          Federal                          6,383          (658)          205
          State                              -             -             -
        Foreign                             (396)        3,739         3,029
                                         -------       -------       -------
                                           5,987         3,081         3,234
                                         -------       -------       -------
                                         $ 7,761       $ 3,230       $ 3,278
                                         =======       =======       =======

     The foreign provision for income taxes is based on foreign pre-tax earnings of approximately $3.1 million and $9.1 million, respectively, for fiscal years 2000 and 1999. Domestic operations accounted for ($17.1) million, ($1.6) million and $0.3 million of pre-tax earnings (loss), respectively, in fiscal 2000, 1999 and 1998.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

     Net deferred tax assets (liabilities) are comprised of the following
     (000s):

                                                               March 31,
                                                           2000          1999
      Current deferred tax assets (liabilities):

      German statutory accruals                          $   (601)      $ (1,222)
      Nondeductible reserves                                1,444            980
      Other                                                  (442)           -
                                                         --------       --------
                                                              401       $   (242)
                                                         --------       ========

      Noncurrent deferred tax assets (liabilities):

      Depreciation                                         (7,390)      $ (9,208)
      Net operating loss carryforwards                     16,991          9,314
      Pensions                                              2,667          2,983
      Non-compete agreement                                   920          1,714
      Tax credits                                             289            304
      Other, net                                           (1,523)        (1,338)
                                                         --------       --------
                                                           11,954       $  3,769
                                                         --------       ========
      Total deferred tax asset                             12,355
      Valuation allowance                                 (15,126)
                                                         --------
                                                         $ (2,771)
                                                         ========

     The provision for (benefit from) income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income as a result of the following (000s):

                                                  Year Ended March 31,
                                            2000          1999          1998
      Provision at statutory rate         $ (4,909)      $  2,616      $  2,527
      State tax expense                         16             15            35
      Effect of nondeductible items            274            140           160
      Change in valuation allowance         12,112            -             -
      Other                                    258            459           556
                                          --------       --------      --------
      Income tax provision (benefit)      $  7,761       $  3,230      $  3,278
                                          ========       ========      ========

     Approximately $32,546,000 and $4,100,000 of the Company's net operating loss carryforwards remain available at March 31, 2000 in the United States and Germany, respectively. Their use is limited to future taxable earnings in the respective countries. In the United States, the carryforwards expire over the period 2003 through 2020, while in Germany the carryforwards have an unlimited life.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

     At March 31, 2000, foreign subsidiary earnings of $9,489,000 were considered permanently invested in those businesses. Accordingly, U.S. income taxes have not been provided on these earnings. Foreign withholding taxes would be payable to the foreign taxing authorities if these earnings were remitted. Subject to certain limitations, the withholding taxes would then be available for use as credits against the U.S. tax liability.

     At fiscal year end 2000, the Company determined that it was appropriate to record a full valuation allowance against its U.S. deferred income tax assets as a result of its assessment of the probability of realizing those assets in the ordinary course of business. This $6,370,000 valuation allowance represents substantially all of the $7,761,000 year 2000 tax provision, the remainder being attributable to non-U.S. operations.

12.  NONRECURRING CHARGES

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

13.  NET INCOME PER SHARE

     The number of shares of common stock and common stock equivalents used in the computation of net income per common share, assuming dilution for each period, is the weighted average number of common shares outstanding during the periods and, if dilutive, common stock options, warrants and convertible securities which are considered common stock equivalents. The following is a reconciliation of the denominators for determining basic and diluted net income per common share for fiscal 2000, 1999 and 1998. The numerators were the same for both calculations for all years (000s):

                                                            Year Ended March 31,
                                                         2000       1999       1998

      Weighted average shares:
       Shares outstanding at beginning of year           7,342      7,331      7,094
       Shares issued on a weighted average-basis           341          7        142
                                                         -----      -----      -----
      Shares used in the calculation of basic EPS        7,683      7,338      7,236

      Effect of dilutive securities:
       Contingently issuable shares                        -          328        327
       Options/warrants                                    -          757        193
                                                         -----      -----      -----

      Shares used in the calculation of diluted EPS      7,683      8,423      7,756
                                                         =====      =====      =====

     The total number of shares of common stock and common stock equivalents that were not included in the computation of diluted income per common share because they were anti-dilutive was approximately 2,685,000, 637,000 and 3,546,000 for fiscal 2000, 1999 and 1998, respectively.

14.  COMMITMENTS AND CONTINGENCIES

     LEASES
     The Company uses certain equipment under lease arrangements, all of which are accounted for as operating leases. Rent expense was $1,977,000, $1,794,000 and $699,000 for fiscal 2000, 1999 and1998, respectively. Rental commitments under long-term noncancelable operating leases are as follows
     (000s):

      Fiscal 2001                                  $1,520
      Fiscal 2002                                   1,002
      Fiscal 2003                                     327
      Fiscal 2004                                      37
      Fiscal 2005                                      -
      Thereafter                                       -

     LEGAL PROCEEDINGS
     The Company made the Rubbermaid Acquisition pursuant to the terms of an asset purchase agreement (the "Asset Purchase Agreement"). Decora and Rubbermaid entered into a service agreement pursuant to which Rubbermaid agreed to provide certain logistics services for a nine-month transition period following the acquisition (the "Transition Services Agreement"). On or about April 1, 1999, the Company commenced a proceeding against Rubbermaid with the American Arbitration Association. The Company has alleged causes of action for breach of contract, breach of fiduciary duty, fraud and deceit, conversion, breach of the covenant of good faith and fair dealing, constructive fraud, and money had and received. The Company's claims arise from Rubbermaid's failure to perform its obligations as set forth in the Transition Services Agreement. The Company seeks damages in excess of $5,000,000 as a result of Rubbermaid's wrongful acts. The Company is proceeding with the prosecution of its claims in arbitration.

     On July 19, 1999, Rubbermaid filed a "counterclaim" against the Company in connection with the parties' rights and obligation under the Transition Services Agreement. Rubbermaid claims an entitlement to an amount in excess of $1,280,000 as a result of services it allegedly performed and/or payments it allegedly made in connection with the Transition Services Agreement. The Company intends to continue to vigorously defend itself against these claims, which it believes to be unfounded.

     The date of the arbitration hearing with respect to the above matter is August 28, 2000.

     On September 16, 1999, the Company commenced a legal action against Rubbermaid in the United States District Court for the Northern District of Ohio. In the action, the Company has alleged causes of action for fraud and negligent misrepresentation in connection with the Asset Purchase Agreement. The Company claims that Rubbermaid fraudulently induced Decora into acquiring Rubbermaid's Decorative Coverings Group by means of certain material misrepresentations, including misrepresentations with respect to the status of certain of the Decorative Covering Group's

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

     major customer accounts. The Company seeks damages in excess of $14,000,000 as a result of Rubbermaid's wrongful acts. In response, Rubbermaid generally has denied the allegations in the Company's complaint but has not asserted any affirmative claims, such as a cross-complaint, against the Company, except that in its prayer for relief, Rubbermaid requests that it be awarded costs and attorney's fees to which it may be entitled under the terms of the Asset Purchase Agreement if it were the prevailing party in the action. The parties have stipulated and the federal court has ordered that the claims asserted in the federal action are to be arbitrated and that the arbitration is to commence no later than August 28, 2000.

     The Company also has asserted claims in federal court against Rubbermaid on account of Rubbermaid's alleged fraud and negligent misrepresentation in connection with the Asset Purchase Agreement. In response, Rubbermaid generally has denied the allegations in Decora's complaint but has not asserted any affirmative claims, such as a cross-complaint, against Decora, except that in its prayer for relief, Rubbermaid requests that it be awarded costs and attorney's fees to which it may be entitled under the terms of the Asset Purchase Agreement if it were the prevailing party in the action. The parties have stipulated and the federal court has ordered that the claims asserted in the federal action are to be arbitrated and that the arbitration is to commence no later than August 28, 2000.

     The Company and its subsidiaries are defendants in pending actions which, in the opinion of management of the Company, are not material to the Company's financial condition or results of operations. Although no assurances can be given regarding the ultimate outcome of such matters, the Company has accrued amounts for defense and settlement costs which the Company considers adequate.

     GUARANTEE OF SUBSIDIARY DEBT
     As part of the Hornschuch Acquisition, the Company acquired Hornschuch's wholly-owned real estate subsidiaries. Management identified these subsidiaries as noncore operations upon acquisition and decided to sell them. The subsidiaries carry approximately $11.4 million in debt, with Hornschuch made a guarantor of the debt by virtue of its profit pooling agreement with the subsidiaries. The Company has estimated that the debt exceeds the net realizable value of these subsidiaries by approximately $2.9 million and has, therefore, recorded a liability for such same amount.

     ARRANGEMENT WITH A PRIOR LENDER
     On June 28, 1996, as part of an exchange, a lender (the "Holder") received 200,000 shares of the Company's common stock (the "new common stock"). The new common stock contained a guaranty (the "Guaranty") requiring that the Company deliver to the Holder (i) additional shares of the Company's common stock, (ii) cash or (iii) a combination of additional shares of the Company's common stock and cash if the Company's common stock price did not exceed $15.00 per share on the valuation date in April 1998 (the "Shortfall Amount").

     On July 9, 1998, the Company and the Holder entered into a payment and deferral agreement (the "Agreement") relative to the Shortfall Amount. As a result, the Company paid $200,000 in cash to the Holder leaving an adjusted Shortfall Amount of approximately $2.0 million. The adjusted Shortfall Amount is accruing interest at 11.5% per annum until June 30, 1999. At that time the Company will deliver to the Holder (i) additional shares of the Company's common stock; (ii) cash;

     The July 1998 agreement was amended and restated in its entirety pursuant to the terms of an amended and restated payment deferral agreement dated September 23, 1999. Pursuant to the terms of the September 1999 agreement, the Company agreed to pay the entire Shortfall Amount in stock or cash by November 30, 1999. However, the Company has not yet paid the entire Shortfall Amount and is in negotiations with the Holder to obtain an extension of the time for payment.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

     or (iii) a combination of additional shares of the Company's common stock and cash equal to the adjusted Shortfall Amount plus accrued interest.

     MINIMUM PURCHASE AGREEMENT
     In conjunction with the Rubbermaid Acquisition, the Company entered into an exclusive manufacturing agreement in which the Company was required to purchase at least $6 million of product annually. In December 1999, the agreement was terminated. However, the Company continues to make purchases under an informal arrangement.

     CHANGE IN CONTROL AGREEMENTS
     The Company has granted to certain key executives compensation arrangements such that a change in control of the Company and their subsequent termination would result in a payment of a multiple of annual compensation.

15.  MAJOR CUSTOMERS

     Since the acquisition of Hornschuch on October 1, 1997, the Company's sales reflect a broader range of customers. Prior to the acquisition of the DCG (see Note 2), Decora's primary customer was Rubbermaid, which accounted for 31% of net sales in fiscal 1998. The Company has no other unusual credit risks or concentrations. The Company estimates an allowance for doubtful accounts based upon the credit worthiness of its customers as well as general economic conditions.

16.  SEGMENT FINANCIAL DATA

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

     Information for fiscal 1999 and 1998 has been restated from the prior year's presentation in order to conform to the current year presentation.

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

     OPERATING SEGMENTS

                                                           Net Sales (000s)
                                                         Year Ended March 31,
                                                  2000           1999           1998
      Consumer                                   $108,931      $121,269      $ 69,900
      Industrial                                   53,519        55,308        28,507
                                                 --------      --------      --------
      Consolidated                               $162,450      $176,577      $ 98,407
                                                 ========      ========      ========

                                                      Operating Profits (000s)
                                                         Year Ended March 31,
                                                   2000           1999          1998

      Consumer                                   $  4,856       $ 18,977      $ 11,290
      Industrial                                    1,848          4,761         2,385
                                                 --------       --------      --------
      Total segment                                 6,704         23,738        13,675
      General corporate expenses                    4,719          2,178         2,626
                                                 --------       --------      --------
                                                    1,985         21,560        11,049
      Interest expense, net                        16,011         14,085         3,829
                                                 --------       --------      --------
      Consolidated income (loss) before
        income taxes, minority interest and
        extraordinary item                       $(14,026)      $  7,475      $  7,220
                                                 ========       ========       ========

                                                  Depreciation and Amortization (000s)
                                                          Year Ended March 31,
                                                  2000           1999           1998
      Consumer                                    $6,055         $6,857         $3,691
      Industrial                                   3,035          2,624          1,843
                                                  ------         ------         ------
      Consolidated                                $9,090         $9,481         $5,534
                                                  ======         ======         ======

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

     GEOGRAPHIC AREAS

                                    Net Sales (000s)
                                  Year Ended March 31,
                              2000         1999           1998

      United States        $ 57,829      $ 64,368      $ 31,703
      International :
        Germany              45,402        51,926        30,351
        Other                59,219        60,283        36,353
                           --------      --------      --------
      Consolidated         $162,450      $176,577      $ 98,407
                           ========      ========      ========

                          Long-lived Assets (000s)      Total Assets (000s)
                                  March 31,                  March 31,
                             2000          1999          2000          1999

      United States        $ 76,427      $ 76,052      $108,289      $120,091
      International :
        Germany              50,238        55,825        93,712       100,103
        Other                   418           545           418           545
                           --------      --------      --------      --------
      Consolidated         $127,083      $132,422      $202,419      $220,739
                           ========      ========      ========      ========

17.  SUPPLEMENTAL CASH FLOW INFORMATION

     Changes in current assets and liabilities, exclusive of acquisitions, were as follows (000s):

                                                                            Year Ended March 31,
                                                                       2000          1999          1998
      Increase in accounts receivable                               $ (3,825)      $ (1,329)      $ (1,951)
      (Increase) decrease in inventory                                 3,170         (7,238)        (1,176)
      Increase in other assets                                          (173)          (296)           (19)
      Increase in accounts payable                                     1,413          1,863          2,884
      Increase (decrease) in accrued liabilities                       5,092          1,613          2,968
      Decrease in other current liabilities                              903         (2,552)          (439)
                                                                    --------       --------       --------
                                                                    $  6,580       $ (7,939)      $  2,267
                                                                    ========       ========       ========

      Supplemental cash flow information is as follows (000s):
        Cash paid during the year for interest                      $ 14,627       $  8,259       $  2,140
        Cash paid during the year for income taxes                  $    193       $    651       $    184

Decora Industries, Inc.

Notes to Consolidated Financial Statements
March 31, 2000 and 1999
-------------------------------------------------------------------------------

18.  QUARTERLY DATA (UNAUDITED)

                                                              (Amounts in 000s, Except Per Share Data)
                                                          lst             2nd              3rd             4th
      FISCAL 2000:

      Net sales                                      $   44,392       $   43,394       $   38,002       $   36,662
      Gross profit                                       15,520           15,381            8,397            8,240
      Income (loss) before extraordinary item               752             (170)          (3,521)         (19,107)
      Extraordinary item                                    -                -                -                -
      Net income (loss)                                     752             (170)          (3,521)         (19,107)

      Basic income (loss) per common share:
        Income (loss) before extraordinary item            0.10            (0.02)           (0.45)           (2.49)
        Extraordinary item                                  -                -                -                -
        Net income (loss)                                 (0.10)           (0.02)           (0.45)           (2.49)

      Diluted income (loss) per common share:
        Income (loss) before extraordinary item            0.09            (0.02)           (0.45)           (2.49)
        Extraordinary item                                  -                -                -                -
        Net income (loss)                                  0.09            (0.02)           (0.45)           (2.49)


      FISCAL 1999:

      Net sales                                          46,478           49,018           41,174           39,907
      Gross profit                                       14,791           19,337           14,533           14,748
      Income before extraordinary item                    1,294            1,321              485              596
      Extraordinary item                                 (2,019)             -                -                -
      Net income (loss)                                    (725)           1,321              485              596

      Basic income (loss) per common share:
        Income before extraordinary item                   0.18             0.18             0.06             0.08
        Extraordinary item                                (0.28)             -                -                -
        Net income (loss)                                 (0.10)            0.18             0.06             0.08

      Diluted income (loss) per common share:
        Income before extraordinary item                   0.15             0.16             0.05             0.07
        Extraordinary item                                (0.24)             -                -                -
        Net income (loss)                                 (0.09)            0.16             0.05             0.07

In the fourth quarter of fiscal 2000, the Company recorded; (a) the reversal of the prior year's deferred tax asset of approximately $6,300,000; (b) the reversal of the first three quarters of current fiscal year tax benefit of approximately $4,500,000; and (c) a one-time writedown of inventory of approximately $1,500,000.

Decora Industries, Inc.

Valuation and Qualifying Accounts
(amounts in 000s)                                                    Schedule II
-------------------------------------------------------------------------------

 COLUMN A                      Column B            Column C          Column D       Column E      Column F    Column G  Column H
                                          ------------------------
                                           Additions
                                Balance     charged                                                                      Balance
                                  at       (credited)    Additions    Deductions     Deduction   Acquisition    Trans-      at
                               beginning   to costs &       to           from          from           of        lation    end of
 Description                   of period    expenses     Goodwill      accounts     Rubbermaid    Hornschuch  Adjustment  period
 Reserve deducted from asset
   to which it applied:

 For the year ended
 March 31, 2000
 Accounts receivable
   Reserves                         2,479        563          -          911(a)         919             -            91    1,121

 For the year ended
 March 31, 1999
 Accounts receivable
   Reserves                         2,148      1,229        919        1,885(a)           -             -            68    2,479

 For the year ended
 March 31, 1998
 Accounts receivable
   Reserves                           499        146          -        1,572(a)           -          3,195          120    2,148


(a)      Uncollectible receivables written off net of recoveries