Form 10-Q
period 2000-06-30
DECORA INDUSTRIES INC
filed 2000-08-14
CIK 743029

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-Q

                                   ----------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000
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


                                Yes  [X]   No  [ ]
                                   -------   -------

At August 3, 2000 there were 7,823,877 shares of Common Stock of the registrant outstanding. This document consists of 26 pages.

                                TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----

PART 1       FINANCIAL INFORMATION
------
Item 1       Financial Statements

             Condensed Consolidated Balance Sheets
             as of June 30, 2000 and March 31, 2000                        3-4

             Condensed Consolidated Statements of
             Income for the three months ended
             June 30, 2000 and 1999                                          5

             Condensed Consolidated Statements of
             Cash Flows for the three months ended
             June 30, 2000 and 1999                                          6

             Notes to Condensed Consolidated
             Financial Statements                                            7

Item 2       Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  10

Item 3       Quantitative and Qualitative Disclosures about
             Market Risk                                                    17

PART II      OTHER INFORMATION                                              18
-------

SIGNATURES                                                                  26


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                             DECORA INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                             JUNE 30, 2000   MARCH 31, 2000
                                             -------------   --------------
                                              (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                      $    430      $    665
  Restricted cash                                     590           114
  Accounts receivable, less allowance              30,835        28,555
  Inventories                                      38,105        37,036
  Prepaid expenses and other current assets         3,529         1,828
                                                 --------      --------

         Total current assets                      73,489        68,198

Property and equipment, net                        48,515        49,668

Goodwill and other intangibles, net                76,620        77,415

Deferred income taxes                                --            --

Deferred financing costs, net                       4,310         3,675

Other assets                                        3,673         3,463
                                                 --------      --------

         Total assets                            $206,607      $202,419
                                                 ========      ========



      See accompanying Notes to Condensed Consolidated Financial Statements

                             DECORA INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        JUNE 30, 2000    MARCH 31, 2000
                                                        -------------    --------------
                                                         (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $  15,064       $  11,992
  Accrued liabilities                                         14,211          16,141
  Accrued interest                                             2,383           5,813
  Current portion of long-term debt                           46,432          31,434
  Deferred income taxes                                          625           1,304
  Other current liabilities                                    3,136           2,924
                                                           ---------       ---------
       Total current liabilities                              81,851          69,608

Long-term debt                                               118,215         122,253

Deferred income taxes, long-term                               1,574           1,467

Pension obligation                                            12,375          12,618
                                                           ---------       ---------

       Total liabilities                                     214,015         205,946
                                                           ---------       ---------

Minority interest in subsidiary                                3,388           2,796
                                                           ---------       ---------

Shareholders' equity:
  Preferred stock, $.01 par value;
    5,000 shares authorized, none issued                        --              --
  Common stock, $.01 par value;
    20,000 shares authorized;
    7,823,887 and 7,823,887 shares issued and outstanding
    at June 30, 2000 and March 31, 2000, respectively             78              78
  Additional paid-in capital                                  33,144          33,144
  Accumulated deficit                                        (38,952)        (35,353)
  Cumulative translation adjustment                           (4,484)         (3,604)
  Additional minimum pension liability                          (582)           (588)
                                                           ---------       ---------

       Total shareholders' equity (deficit)                  (10,796)         (6,323)
                                                           ---------       ---------

       Total liabilities and shareholders' equity          $ 206,607       $ 202,419
                                                           =========       =========


      See accompanying Notes to Condensed Consolidated Financial Statements

                            DECORA INDUSTRIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        THREE MONTHS ENDED JUNE 30,
                                                           2000             1999
                                                           ----             ----
                                                                 (UNAUDITED)
Net sales                                                 $ 40,510       $ 44,392

Cost of goods sold                                          28,107         28,872
                                                          --------       --------

Gross profit                                                12,403         15,520

Selling, general and administrative expenses                10,868         10,115
                                                          --------       --------

Operating income                                             1,535          5,405

Interest expense, net                                        4,603          3,834
                                                          --------       --------

Income (loss) before income taxes and minority
interest                                                    (3,068)         1,571

Income tax provision                                           441            699
                                                          --------       --------

Income (loss) before minority interest                      (3,509)           872

Minority interest in earnings of subsidiary                     78            120
                                                          --------       --------

Net income (loss)                                         $ (3,587)      $    752
                                                          ========       ========

Per share of common stock:

Net income (loss)
  Basic                                                      (0.46)          0.10
  Diluted                                                    (0.46)          0.09



      See accompanying Notes to Condensed Consolidated Financial Statements

                             DECORA INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                         THREE MONTHS ENDED JUNE 30,
                                                            2000            1999
                                                            ----            ----
                                                                (UNAUDITED)
Cash flows from operating activities:
   Net income (loss)                                      $ (3,587)      $    752
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
     Depreciation and amortization                           1,927          2,016
     Amortization of debt discounts and fees                   195            272
     Minority interest in earnings of subsidiary                78            120
     Deferred tax provision                                    (56)           816
     Net changes in current assets and liabilities          (8,350)        (8,965)
     Other, net                                                174           (494)
                                                          --------       --------
Net cash provided by (used in) operating activities         (9,619)        (5,483)
                                                          --------       --------
Cash flows from investing activities:
    Rubbermaid acquisition                                                   (320)
    Other acquisitions                                                       (607)
    Purchase of property and equipment                        (485)        (1,482)
                                                          --------       --------
Net cash used in investing activities                         (485)        (2,409)
                                                          --------       --------
Cash flows from financing activities:
    Issuance of long-term debt-net of issuance costs        10,461          9,755
    Repayment of long-term debt                             (4,448)        (2,937)
    Net change in short-term borrowing                       4,407           (200)
    Proceeds from exercise of options                         --              120
                                                          --------       --------
Net cash provided by financing activities                   10,420          6,738
                                                          --------       --------
Effect of exchange rate fluctuations on cash
  and cash equivalents                                         (75)          (141)
                                                          --------       --------

Net increase (decrease) in cash and cash equivalents           241         (1,295)
Cash and cash equivalents at beginning of period               779          6,662
                                                          --------       --------
Cash and cash equivalents at end of period                $  1,020       $  5,367
                                                          ========       ========


      See accompanying Notes to Condensed Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - Integration of Financial Statements Reported on Form 10-K

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with Decora Industries, Inc.'s ("DII" and together with its subsidiaries, the "Company") Consolidated Financial Statements included in its Form 10-K for the fiscal year ended March 31, 2000, filed with the Securities and Exchange Commission (File No. 000-16072) (the "Form 10-K"). In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods.

NOTE 2 - Inventories

Inventories at June 30, 2000 and March 31, 2000 consisted of the following:


                                             JUNE 30, 2000          MARCH 31, 2000
                                             -------------          --------------
                                                        (IN THOUSANDS)
         Raw Materials                          $  6,209               $  6,862
         Work-in-Process                           7,424                  7,581
         Finished Goods                           24,472                 22,593
                                                --------               --------
                                                 $38,105                $37,036
                                                 =======                =======


NOTE 3 - Comprehensive Income

The components of comprehensive income, net of tax, are as follows:


                                                        THREE MONTHS ENDED JUNE 30,
                                                             (IN THOUSANDS)
                                                          2000             1999
                                                        --------         --------
      Net income (loss)                                 $ (3,587)          $   752
      Cumulative translation adjustment                     (880)           (1,140)
      Additional minimum pension liability                     6                23
                                                        --------           -------
                                                        $ (4,461)          $  (365)
                                                        =========          =======


NOTE 4 - Net Income Per Share

The number of shares of common stock and common stock equivalents used in the computation of net income (loss) per common share, assuming dilution for each period, is the weighted average number of common shares outstanding during the periods and, if dilutive, common stock options, warrants and convertible securities which are considered common stock equivalents. The following is a reconciliation of the denominators for determining basic and diluted net income per common share for the three months ended June 30, 2000 and 1999 (in thousands):


                                      THREE MONTHS ENDED JUNE 30,
                                            (IN THOUSANDS)
                                          2000           1999
                                          ----           ----
Weighted average shares:

Shares outstanding at beginning
    of period                             7,824          7,342
Shares issued                                 0             65
                                          -----          -----
Shares used in the calculation
    of Basic EPS                          7,824          7,407
Effect of dilutive securities:
    Contingently issuable shares              0            361
Options/Warrants                              0            537
                                          -----          -----
Adjusted weighted average shares          7,824          8,305
                                          =====          =====


The total number of shares of common stock and common stock equivalents that were not included in the computation of diluted income (loss) per common share because they were anti-dilutive was approximately 745,000 and 857,000 for the three months ended June 30, 2000 and 1999, respectively.

NOTE 5 - Segment Financial Data

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

 .

OPERATING SEGMENTS

        NET SALES (000'S)


                                   THREE MONTHS ENDED JUNE 30,
                                     2000                1999
                                     ----                -----

Consumer                           $ 28,517         $   31,061

Industrial                           11,993             13,331
                                   --------          ---------
Consolidated                       $ 40,510          $  44,392
                                   ========          =========


        OPERATING PROFITS (000'S)

                                                  THREE MONTHS ENDED JUNE 30,
                                                   2000               1999
                                                   ----               ----

Consumer                                        $ 2,169            $  5,062
Industrial                                          786               1,004
                                                  -----               -----

Total segment                                     2,955               6,066
General corporate expenses                        1,420                 661
                                                  -----              ------
                                                  1,535               5,405

Interest expense, net                             4,603               3,834
                                                  -----              ------
Consolidated income before income taxes,
  minority interest and extraordinary item      $(3,068)          $   1,571
                                                ========           =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects," "estimates," or words of similar meaning. Similarly, references to the Company's future plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and under the heading "Certain Trends and Uncertainties" in Part II,
Item 7 of the Company's Annual Report for the fiscal year ended March 31, 2000 on Form 10-K. These risks and uncertainties could cause the actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors, and other readers are urged to consider these factors in evaluating the forward-looking statements, and are cautioned not to rely on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

GENERAL

Prior to October 1997, the Company was operating primarily as a toll manufacturer under an exclusive agreement with Rubbermaid Incorporated with approximately 90% of its sales to Rubbermaid. Since October 1, 1997, the Company has been transforming itself into a vertically integrated, world-wide leader in the self-adhesive consumer decorative products category through a series of acquisitions and restructuring of operations including the following:

     - The October 1, 1997 acquisition by the Company's wholly-owned subsidiary, Decora Industries Deutschland GmbH ("DI Deutschland") of approximately 73.2% of the shares of Konrad Hornschuch AG ("Hornschuch") (since increased to approximately 90% as of March 31, 2000) (the "Hornschuch Acquisition");

     - The April 29, 1998 acquisition of the assets of Rubbermaid's Decorative Coverings Group, including the Con-Tact(R) brand name and related product lines ("the Rubbermaid Acquisition");

     - The acquisition of EtchArt, a manufacturer of decorative, window and glass covering product line known as "Wallpaper for Windows" in 1999; and

     - The establishment of a totally new, self-reliant organization in North America, including sales, marketing, customer service, distribution and financial operations, together with associated computer systems. Prior to the fiscal year ended March 31, 1999, these functions had been provided by Rubbermaid.

During fiscal 2000, the Company completed its transformation from a contract manufacturer operating under an exclusive agreement with Rubbermaid as it existed prior to October 1997, to the vertically integrated, international consumer products company it is today. Fiscal 2000 was the second year to include a full twelve months of results from Hornschuch and the first year to include a full twelve months of results from the North American operations subsequent to the Rubbermaid Acquisition. Following the Rubermaid acquisition, significant effort and investment was required to build a sales, marketing and product delivery infrastructure. During the year, management focused on completing the transitioning of these new operations and customer relationships from Rubbermaid and setting the course for new product expansion and segmentation with emphasis on marketing tailored product offerings to specific market segments and establishing an integrated global marketing strategy.

In Europe, the Company's main emphasis was to complete a strategic business and product mix and to solidify its management structure, a process which was completed last year. Hornschuch's operations were negatively impacted by a soft economy in Germany and by economic crises in Russia and the Far East. Despite these challenges, Hornschuch was able to achieve some offsetting gains in other product segments and to pursue the revitalization of its consumer product offering, laying the groundwork for the potential broadening of its market reach in fiscal 2001 while integrating its consumer product plans with the Company's global marketing and product strategy.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999.

Net sales for the three months ended June 30, 2000 were $40,510,000 as compared with net sales of $44,392,000 for the three months ended June 30, 1999. The change of $3,882,000 reflects a decrease in Hornschuch net sales of approximately $1,717,000 in the current year quarter, and a decrease in net sales of $2,165,000 in the North American operations. Net sales at Hornschuch for the three months ended June 30, 2000 increased by 4.7% over the three months ended June 30, 1999. However, due to the unfavorable foreign currency translation adjustment of the Company's European operations (German marks to U.S. dollar), net sales were reduced by approximately $3,000,000. The decrease in net sales in the North American operations for the three months ended June 30, 2000 is entirely due to higher than normal sales during April 1999 as a result of orders carried forward from the last quarter of the 1998 fiscal year and adjustments for pricing differences from previous quarters. Sales during the last two months of the quarter ended June 30, 2000 exceeded sales during the comparable period in 1999.

 Gross profit was $12,403,000, or 30.6% of net sales, for the three months ended June 30, 2000 as compared with $15,520,000, or 35.0% of net sales, for the three months ended June 30, 1999. The decrease of $3,117,000 reflects a decrease of $2,101,000 in gross profit in the North American operations, and a decrease in gross profit of $1,016,000 at Hornschuch. The decrease in gross margin in the North American operations is principally due to the reduced sales and higher relative distribution costs during the current year quarter. The gross profit at Hornschuch declined in the current year quarter due to an unfavorable currency translation adjustment (German marks to U.S. dollar) which reduced the gross margin by approximately $1,200,000.

Selling, general and administrative expenses were $10,868,000 or 26.8% of net sales, for the three months ended June 30, 2000 as compared with $10,115,000 or 22.8% of net sales, in the three months ended June 30, 1999. The increase of $753,000 was in large part attributable to the annualized impact of marketing and staffing costs incurred in the North American subsidiary.

Interest expense, net was $4,603,000 for the three months ended June 30, 2000 as compared with $3,834,000 in the prior year quarter. The increase of $769,000 is principally due to higher average balances and interest rates on borrowings for the current quarter as compared with the prior year quarter.

As a result of the foregoing, the Company recorded a loss before income taxes and minority interest of $3,068,000 in the three months ended June 30, 2000, as compared with income of $1,571,000 in the three months ended June 30, 1999. The decrease in the current year quarter is principally a result of lower sales partially as a result of the unfavorable foreign currency translation adjustments, higher selling, general and administrative expenses and higher net interest expense.

Net loss was $3,587,000 for the three months ended June 30, 2000, as compared to a net income of $752,000 for the three months ended June 30, 1999, a decrease of $4,339,000. The decrease is a result of the above-noted changes, a $258,000 decrease in the provision for income taxes, which reflects a $375,000 decrease in DI Deutschland's provision for income tax for the three months ended June 30, 2000 over the three months ended June 30, 1999 and the absence of a tax provision in the current quarter for Decora.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash flow are cash from operations and borrowings under its credit facilities. The Company's primary capital requirements include debt service, capital expenditures, and working capital needs.

BORROWINGS UNDER CREDIT FACILITIES

The Company has substantial debt in relation to its shareholders' equity, as well as substantial debt service requirements that are significant compared to its cash flow from operations. The Company's outstanding indebtedness includes indebtedness:

     - under the Company's $112,750,000 principal amount of 11% senior secured notes due May 1, 2005 (the "Senior Secured Notes");

     - under a loan of approximately DM37,300,00 (approximately $18,156,000 million at June 30, 2000) from Dresdner Bank to DI Deustschland (the "DI Deutschland Credit Facility");

     - of Hornschuch of approximately DM18,000,00 (approximately $10,000,000) under its secured credit facilities from German lenders, which funds were loaned to Decora pursuant to the terms of an intercompany note in order to finance a portion of the Rubbermaid Acquisition;

     - under Hornschuch's term loans from German lenders aggregating approximately DM7,050,000 (approximately $3,423,000 at June 30, 2000);

     - of Hornschuch under its lines of credit of approximately DM5,200,000 (approximately $2,500,000 at June 30, 2000);

     - of Decora under a five year note due September 1, 2000 from the Washington County Local Development Corporation, the outstanding balance of which was approximately $1,960,000 as of June 30, 2000; and

     - of Decora under its syndicated secured credit facility from Ableco Finance, LLC ("Ableco") and The CIT Group/Business Credit, Inc. (the "Ableco Credit Facility") in the approximate amount of $21,950,000 as of June 30, 2000, consisting of approximately $11,223,000 in term loans and $10,727,000 in revolving credit loans.

The terms of the indebtedness described above are set forth in detail in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended March 31, 2000, under the caption entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources
- Borrowings Under Credit Facilities."

DEFAULTS UNDER CREDIT FACILITIES

During fiscal year 2000, the Company began to experience deteriorating liquidity as a result of operating losses in its North American Decora operations. These losses were attributable to, among other factors, lower than expected sales levels due to the Rubbermaid transition and higher distribution costs associated with escalating freight charges. Liquidity has also been adversely impacted by the Company's inability to upstream funds from Hornschuch's operations to DI Deutschland to assist DI Deutschland in meeting its obligations. Because of ongoing disputes with the remaining 10% minority interest in Hornschuch, Hornschuch has not declared a dividend to DI Deutschland which could have been applied to payment of the debt service on the DI Deutschland Credit Facility.

As a result of the foregoing, during fiscal year 2000 the Company defaulted under the DI Deutschland Credit Facility and Decora's credit facility with Fleet Bank, which was refinanced in May 2000 with the proceeds of the Ableco Credit Facility. The details of the defaults under the DI Deustschland Credit Facility and the Fleet credit facility are set forth in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended March 31, 2000, under the caption entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Defaults Under Credit Facilities."

As described in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended March 31, 2000, under the caption entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Defaults Under Credit Facilities," on June 12, 2000, Ableco notified Decora that a development having a material adverse effect had occurred under the Ableco credit facility which constituted an event of default. This development was the provision by Decora in late May 2000 of estimates for earnings before interest, depreciation, taxes and amortization for the fiscal year ended March 31, 2000 which differed from earlier estimates provided by Decora prior to the closing of the Ableco Credit Facility. Ableco has advised Decora that it will collect interest at the default rate during the continuation of the default.

At August 15, 2000, Decora is not able to comply with the financial covenants of the Ableco Credit Facility without significant accommodations from the Ableco syndicate. Such event constitutes an event of default under the terms of the agreement governing the Ableco credit facility.

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

WORKING CAPITAL AND CONSOLIDATED STATEMENTS OF CASH FLOWS

As shown on the Company's Condensed Consolidated Balance Sheets, the Company's net working capital decreased from a negative $1,410,000 at March 31, 2000 to a negative $8,362,000 at June 30, 2000, a decrease of $6,952,000. The change is due primarily to an increase in the current portion of long term debt and accounts payable, partially offset by increases in accounts receivable, inventories, prepaid expenses and a decrease in accrued liabilities. Consolidated cash balances as of June 30, 2000 were $1,020,000, which are limited by certain security agreements, minority interests and debt covenants as to use. The current portion of long-term debt reflects indebtedness outstanding under the Ableco Credit Facility and the DI Deutschland Credit Facility, due to the defaults under these facilities as described above under the caption "Defaults Under Credit Facilities." Absent the outstanding indebtedness included in current liabilities at June 30, 2000 as a result of these defaults, current portion of long term debt would have been reduced by $26,513,000, and therefore, working capital at June 30, 2000 would have been $18,151,000.

Net cash used in operating activities for the three months ended June 30, 2000 was $9,619,000 versus cash flow used by operating activities of $5,483,000 for the three months ended June 30, 1999. The increase was primarily due to the net loss for the three month ended June 30, 2000.

Net cash used in investing activities for the three months ended June 30, 2000 was $485,000 as compared with $2,409,000 in the prior year quarter. The change resulted primarily from the absence of acquisitions and the reduced purchases of property, plant and equipment.

Net cash provided by financing activities in the three months ended June 30, 2000 was $10,420,000 as compared with $6,738,000 in the three months ended June 30, 1999. The change was primarily a result of the refinancing of the Fleet line of credit with the Ableco Credit Facility, as described in detail in Part II,
Item 7 of the Company's annual report on Form 10-K for the fiscal year ended March 31, 2000, under the caption entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources - Borrowings Under Credit Facilities."

Capital expenditures for the three months ended June 30, 2000 were $485,000 (including expenditures of $417,000 at Hornschuch) as compared to $1,482,000 (including expenditures of $982,000 at Hornschuch) for the three months ended June 30, 1999. Expenditures at Decora's North American operations and Hornschuch are lower than historical averages. During the current fiscal year, the Company plans to make capital expenditures where necessary and appropriate and intends to finance such expenditures with operating cash flow and existing lines of credit.

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

Certain indirect subsidiaries of Hornschuch own two commercial real estate properties in Germany which are unrelated to its operating business and which collateralize bank loans totaling approximately $9,492,000. Currently, the properties are producing rental income sufficient to cover interest payments. Negotiations to sell the properties are at an advanced stage. While there is no guarantee that these negotiations will be completed in the near term, management believes the real estate can be sold at a price sufficient to repay the loans in full. Hornschuch could be required to pay the amount of any shortfall.

As discussed in more detail in Part II, Item 1, under the caption entitled "Legal Proceedings," in April 1999, the Company commenced an arbitration proceeding against Rubbermaid, alleging causes of action for breach of contract and other claims arising out of the execution and performance of the transition services agreement between the Company and Rubbermaid during the nine-month period subsequent to the Rubbermaid Acquisition. The Company also has asserted claims in federal court against Rubbermaid on account of Rubbermaid's alleged fraudulent and negligent misrepresentations in connection with the asset purchase agreement executed in connection with the Rubbermaid Acquisition. Both matters against Rubbermaid are scheduled to be arbitrated on August 28, 2000. The Company is seeking in excess of $10 million in damages. Management is hopeful that the Company will be successful in obtaining an award against Rubbermaid, which would contribute to improved liquidity. However, no assurances can be given.

OUTLOOK

During the past fiscal year, the Company completed its transition in North America from being a toll manufacturer into a vertically integrated consumer branded products company. A major objective is to continue to enhance the value of the Company's consumer brands by capitalizing on each brand's strength and popularity in its respective region: Con-Tact(R) in North America and d-c-fix(R) in Europe. The Company has a strong distribution position in the housewares market in North America and primarily in the home furnishing market in Europe. The Company has started to capitalize on the Con-Tact(R) brand recognition and awareness in North America by expanding its product offerings beyond its housewares and shelving position into the other categories for which the European products are used. Similarly, by capitalizing on the same strengths of d-c-fix(R), the North American products, targeted for different applications, have expanded the product offering in Europe. The Company's new Collections line is being well received by the trade. The other major objective in the short term is to continue to rebuild goodwill at certain customers where relationships had eroded due to poor customer service from Rubbermaid. In this connection, the Company is vigorously pursuing legal action against Rubbermaid which is detailed in Part II, Item 1, entitled "Legal Proceedings."

As discussed Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended March 31, 2000, under the caption entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Ability of Company to Continue as a Going Concern," there is substantial doubt about the Company's ability to continue as a going concern. Scheduled debt maturities during the remainder of fiscal 2001 total $46,432,000, excluding $12,402,000 for interest payments on the Senior Secured Notes. As discussed above, due to the Company's current inability to upstream funds from Hornschuch to DI Deutschland, the Company has defaulted on a DM3,793,760 (approximately $1,850,000) principal and interest payment due to Dresdner Bank under the DI Deutschland Credit Facility. Also, as discussed above, Decora is in violation of the financial covenants under the Ableco Credit Facility. Moreover, operating results have not provided the Company with sufficient cash flow from its North American operations to make the next interest payment on the Senior Secured Notes, in the approximate amount of $6,209,000, on November 1, 2000, the next scheduled interest payment date.

The Company needs additional working capital in order to maintain its current level of operations. To that end, the Company is aggressively exploring several alternatives, including additional sources of financing, sales of assets and potential changes in its capital structure. As reported in its annual report on Form 10-K for the fiscal year ended March 31, 2000, the Company is also continuing to consult with its financial advisors and to negotiate with its lenders with the objective of developing a satisfactory resolution to the Company's defaulted loans. As discussed in Part II, Item I, under the caption, "Legal Proceedings," management is also pursuing its claims against Rubbermaid and is hopeful that the Company will be successful in obtaining an award against Rubbermaid, which would contribute to improved liquidity. There can be no assurance that the Company will be successful in any of its endeavors to improve working capital. If the Company is not successful in obtaining additional working capital, whether by obtaining additional financing or other means, the Company's business, financial condition and results of operations would be materially adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information about market risks for the three months ended June 30, 2000 does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

                             DECORA INDUSTRIES, INC.
                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

On July 19, 1999, Rubbermaid filed a "counterclaim" against the Company in connection with the parties' rights and obligation under the Transition Services Agreement. Rubbermaid now claims an entitlement to an amount of approximately $200,000 in damages in connection with its counterclaim. The Company intends to continue to vigorously defend itself against Rubbermaid's claim, which it believes to be unfounded.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The Company believes that the transactions described below in which securities were sold or granted were exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof as transactions not involving any public offerings. In each transaction, the number of investors was limited, the investors were provided with information about the Company and/or access to such information, and restrictions re placed on resale of the securities.



  Date            Title                 Amount          Consideration       Purchaser
  ----            -----                 ------          -------------       ---------
 5/8/00       Options to purchase      50,000(1)           Services          Employee
              common stock


(1) These options have an exercise price of $5.00. These options vested immediately upon grant and expire in May 2005.

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

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

At August 15, 2000, Decora is not able to comply with the financial covenants of the Ableco Credit Facility without significant accommodations from the Ableco syndicate. Such event constitutes an event of default under the terms of the agreement governing the Ableco credit facility.

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

10.69 Form of Financing Agreement dated as of May 2, 2000, by and among Decora Industries, Inc., Decora, Incorporated, Ableco Finance LLC, and The CIT Group/Business Credit, Inc. (21)

10.70 Form of Term A Note dated May 2, 2000, executed by Decora, Incorporated, payable to Ableco Finance LLC, in the principal amount of $4,375,000.00
       (21)

10.71 Form of Term A Note dated May 2, 2000, executed by Decora, Incorporated, payable to A2 Funding LP, in the principal amount of $4,375,000.00 (21)

10.72 Form of Term B Note dated May 2, 2000, executed by Decora, Incorporated, payable to Ableco Finance LLC, in the principal amount of $1,125,000.00
       (21)

10.73 Form of Term B Note dated May 2, 2000, executed by Decora, Incorporated, payable to A2 Funding LP, in the principal amount of $1,125,000.00 (21)

10.74 Form of Revolving Credit Note dated May 2, 2000 executed by Decora, Incorporated, a Delaware corporation, payable to The CIT Group/Business Credit, Inc., in the principal amount of $14,000,000.00 (21)

10.75 Form of Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated May 2, 2000, made by Decora, Incorporated, in favor of Ableco Finance LLC, in the maximum principal amount of $2,225,000.00
       (21)

10.76 Form of Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated May 2, 2000, made by Decora, Incorporated in favor of Ableco Finance LLC, in the maximum principal amount of $2,000,000.00
       (21)

10.77 Form of Environmental Indemnity Agreement dated as of May 2, 2000, by Decora, Incorporated, and Decora Industries, Inc., in favor of Ableco Finance LLC. (21)

10.78 Form of Borrower Security Agreement dated as of May 2, 2000, made by Decora, Incorporated, in favor of Ableco Finance LLC (21)

10.79 Form of Borrower Pledge Agreement dated as of May 2, 2000, made by Decora, Incorporated in favor of Ableco Finance LLC (21)

10.80 Form of Guarantor Security Agreement dated as of May 2, 2000, made by Decora Industries, Inc. in favor of Ableco Finance LLC (21)

10.81 Form of Guarantor Pledge Agreement dated as of May 2, 2000, made by Decora Industries, Inc., in favor of Ableco Finance LLC (21)

10.82 Form of Employment & Retainer Agreement dated May 8, 2000 by Decora Industries, Inc., Tatum CFO Partners, LLP, and Robert J. Hanlon, Jr.

(21)   Subsidiaries of the Registrant

21.1   Subsidiaries of Decora Industries, Inc.(16)

23.1   Consent of Independent Certified Public Accountants

(27)   Financial Data Schedule

27.1   Financial Data Schedule.


--------------------------------

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

(20) Previously filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended March 31, 1999.

(21) Previously filed as an Exhibit to the Company's Report on Form 10-K for the fiscal year ended March 31, 2000.

(b)    REPORTS ON FORM 8-K

       No reports on Form 8-K were filed by the Company during the three months ended June 30, 2000.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registered has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



August 14, 2000                          DECORA INDUSTRIES, INC.



                                         By:    /s/ RONALD A. ARTZER
                                                ------------------------------
                                                Ronald A. Artzer
                                                Chief Executive Officer,
                                                President and Chief
                                                Operating Officer



                                         By:    /s/ ROBERT J. HANLON, JR.
                                                ------------------------------
                                                Robert J. Hanlon, Jr.
                                                Chief Financial Officer